Form 10-K
period 2013-12-31
Cambridge Capital Acquisition Corp
filed 2014-03-28
CIK 1588869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31,  2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number 333-164313

Cambridge Capital Acquisition Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3774077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 South Flagler Drive, Suite 201
West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 932-1600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	The Nasdaq Capital Market
Shares of Common Stock, par value $0.0001	The Nasdaq Capital Market
Warrants included as part of the Units	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No    ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes  ☐   No    ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  Yes   ☑   No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).   Yes   ☑    No  ☐

As of June 30, 2013 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 27, 2014, there were 10,534,625 shares of Common Stock, $ 0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

PART I

ITEM 1.     BUSINESS

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Cambridge Capital Acquisition Corporation.

Introduction

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

The Supply Chain Industry Overview and Trends

The supply chain industry involves companies that handle the flow of goods. It includes the movement and storage of raw materials, work-in-process inventory, and finished goods from point of origin to point of consumption. We believe the supply chain sector provides many opportunities for our company. First, it is a large market, with business logistics costs totaling $1.3 trillion according to the Council of Supply Chain Management Professionals (“CSCMP”). Second, it is growing, with third-party logistics revenues increasing at a rate of 10% annually from 1996 to 2012, according to Armstrong & Associates. Third, it is fragmented. For example, the top ten third-party logistics (“3PL”) providers generated just 9% of all industry revenue and the top ten trucking carriers accounted for 34% of all industry revenue, based on research from Armstrong & Associates and Wall Street equity research, respectively. And fourth, the industry includes large companies such as CH Robinson, Expeditors International, Landstar, FedEx, UPS, and others.

Our universe of potential acquisition targets in the supply chain industry includes, but is not limited to:

3PL		Dedicated Contract Carriage
•	Subcontracted transportation services	•	Dedicated truck operations
•	Reverse logistics	•	Fleet management
3PL Software		Distribution Logistics
•	Logistics planning	•	Order processing
•	Warehouse solutions	•	Transportation services
4PL		Domestic Transportation Management
•	Integrators managing logistic movements	•	Transportation brokerage
Aviation		•	Expedited services
•	Cargo logistics services	•	Sourcing
Cold Chain Logistics
•	Cooler and freezer storage
•	Refrigerated transportation

Electronics Reverse Logistics		Railroads
•	IT asset disposition	•	Container and bulk logistics
•	Remarketing	Supply Chain Technology
•	Recycling	•	RFID and GPS
Environmental Services		•	Speech recognition
•	Waste treatment and disposal	•	Remote tracking and management
•	Environmental logistics	•	Transportation services
Intermodal		Trade Consulting
•	Container ship	•	Duty draw back and tax recovery
•	Railroad	•	Import/export trade management
•	Cartage	•	Trade compliance
Aviation		Truckload
•	Cargo logistics services	•	Long-haul services
International Transportation Management		•	Regional and interregional services
•	Air freight forwarding	Value-added Warehousing and Distribution
•	Ocean freight forwarding	•	Warehouse management
•	Customs brokerage	•	Contract assembly and manufacturing
Ocean and Coastal Transportation		•	Reverse logistics
•	Vessel transportation services
•	Container and bulk logistics

Business Strategy

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. While these will be used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that do not meet all of the proposed criteria and guidelines.

Target profile characteristics include:

•	Privately-held, family owned;

•	Target seeking to become public;

•	Limited capital expenditure requirements;

•	Strong organic and M&A driven growth potential; and

•	Interest in retaining equity to build and grow the company.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds available for our initial business combination in the amount of $81,305,000 at December 31, 2013, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Operating and Investing Experience

Our executive officers have significant experience in the supply chain industry. Benjamin Gordon, our chief executive officer, has approximately 20 years of experience in the supply chain industry and is the founder and chief executive officer of BG Strategic Advisors (“BGSA”) and Cambridge Capital LLC. Mitchell Gordon, is our president, chief financial officer and director. He has served as executive vice president and chief financial officer and member of the Office of the President of Interpool, Inc. (Interpool), one of the world’s largest marine container and chassis leasing companies. In addition, he was a founder of Atlas Capital, a private equity firm focused on acquiring transportation companies. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our public offering. We intend to utilize cash derived from the proceeds of our public offering and the private placement of private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the proceeds in our trust account are intended to be applied generally toward effecting a business combination as described in this annual report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our common stock are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction. Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate such an acquisition candidate. We have also not conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates. As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital as described in this annual report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our sponsors or members of our management team or special advisors or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsors. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this annual report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	return on equity or invested capital;

•	market capitalization or enterprise value;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

By consummating our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our sponsors, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until June 23, 2015 (or December 23, 2015 if we have executed a definitive agreement for a business combination by June 23, 2015 but have not consummated the business combination by such date) in order to be able to receive a pro rata share of the trust account.

Our sponsors and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination and (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity.

None of our officers, directors, sponsors or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsors and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.10 as of December 31, 2013).

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of our issued and outstanding shares of common stock. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of our issued and outstanding shares of common stock, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our sponsors, including our officers and directors, will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our public offering, purchased by them in our public offering or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a business combination by June 23, 2015 but the business combination has not been completed by that date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18 th  or 24 th  month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our executive officers have agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to do so as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by our executive officers specifically provides that they will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, they will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, our executive officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us or upon an amendment to our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 23, 2015 or December 23, 2015, as applicable, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our sponsors have agreed to waive any conversion rights with respect to any insider shares, private units and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
prior to the consummation of our initial business combination, we shall seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, subject to the limitations described herein;

•
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•
if our initial business combination is not consummated by June 23, 2015 or December 23, 2015, as applicable, then our existence will terminate and we will distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public holders of shares of common stock;

•	upon the consummation of our public offering, a certain amount of the proceeds from our public offering be placed into the trust account; and

•
prior to our initial business combination, we may not issue (i) any shares of common stock or any securities convertible into common stock, or (ii) any securities that participate in any manner in the proceeds of the trust account, or that vote as a class with our common stock sold in our public offering on our initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the proceeds in our trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial business combination may delay the completion of a transaction;

•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

•	our outstanding warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to pay the fee to EarlyBirdCapital for acting as an investment banker in connection with our initial business combination;

•	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our sponsors, officers, directors or their affiliates;

•
our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our sponsors, officers, directors or their affiliates upon conversion of working capital loans; and

•
the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS. A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control procedures audited for the fiscal year ending December 31, 2014. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report.

ITEM 1A.  RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.  The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Associated with Our Business

We are a newly formed blank check company in the development stage with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed blank check company in the development stage with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the trust account.

We will have until June 23, 2015 (or December 23, 2015 if we have executed a definitive agreement for an initial business combination June 23, 2015 but have not completed the initial business combination by that date) to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 20,103,250 authorized but unissued shares of common stock available for issuance (after reserving for shares issuable upon the exercise of our warrants outstanding and the exercise of the unit purchase option). We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•
may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our IPO and simultaneous private placement, approximately $800,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several months. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors to operate or may be forced to liquidate. Our sponsors, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial business combination within the required time period, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, they may not be able to meet such obligation. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our holders of shares of common stock at least $10.10.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement with a target business for a business combination by June 23, 2015 but the business combination has not been consummated by such date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the June 23, 2015 or December 23, 2014 deadline, as applicable, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the private warrants and any other warrants that may be issued to our officers, directors, sponsors or their affiliates as described elsewhere in this annual report may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

Our public warrants are not exercisable for cash and we are not obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Our sponsors own approximately 6% of the outstanding warrants. Therefore, we only need approval from holders of more than 45% of public warrants to amend the terms of the warrants.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to convert their insider shares, private shares or any other shares of common stock acquired, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Their private warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, our securities may not continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

We will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Accordingly, public stockholders owning shares of common stock may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed business combination. This threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public stockholders that fail to vote either in favor of or against a proposed business combination will not be able to have his shares converted to cash.

In order for a public stockholder to have his shares converted to cash in connection with any proposed business combination, that public stockholder must vote either in favor of or against a proposed business combination. If a public stockholder fails to vote in favor of or against a proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of common stock so converted to cash.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock sold in our public offering.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchase more than 20% of the shares of common stock sold in our public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares of common stock into a share of the trust account. We may require public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the proceeds in our trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase option, and the future dilution they represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the proceeds in our trust account will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the  prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of common stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or sponsors is required to provide any financing to us in connection with or after our initial business combination.

Our sponsors, including our officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsors, including our officers and directors, collectively own approximately 23.6% of our issued and outstanding shares of common stock.  None of our sponsors, officers, directors or their affiliates has indicated any intention to purchase any units or shares from persons in the open market or in private transactions. However, our sponsors, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering as well as the private shares and any shares of common stock acquired in this offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this annual report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this annual report although we have no current intention to do so. For instance, as required by Nasdaq rules, we currently anticipate acquiring a target business that has a fair market value that is at least equal to 80% of the balance of the trust account at the time of the execution of a definitive agreement for a business combination. However, we could be delisted from Nasdaq and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and third parties that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this annual report would be rendered irrelevant. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

Our outstanding warrants and unit purchase option may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 8,522,125 shares of common stock as part of the units offered by our public offering. We may also issue additional units (including warrants) to our officers, directors, sponsors or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements, as described elsewhere in this annual report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere in this annual report have been satisfied. If we call the public warrants for redemption, public stockholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial business combination.

Our sponsors are entitled to make a demand that we register the resale of the insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our sponsors, officers, directors or their affiliates are entitled to demand that we register the resale of the private units (and underlying securities) and any securities our sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The requirement that we complete our initial business combination by June 23, 2015 or December 23, 2015 may give potential target businesses leverage over us in negotiating our initial business combination.

We have until June 23, 2015 (or December 23, 2015 if we have executed a definitive agreement for an initial business combination by June 23, 2015 but have not completed the business combination by such date) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only one-third of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Supply Chain Industry Risks

Business combinations with companies with operations in the supply chain industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the supply chain industry, we will be subject to, and possibly adversely affected by, the following risks:

•	increased costs or decreased availability of third-party providers of certain transportation services;

•	the negative impacts of catastrophic events;

•	competition and consolidation of the specific sector of the supply chain management industry within which the target business operates;

•	obtaining the necessary insurance coverage for the target business’ operations;

•
increased government regulations in the supply chain management industry, including with respect to, among other matters, increased anti-terrorism measures and handling of regulated waste, and the costs of compliance with such regulations; and

•	changes in demands for outsourcing supply chain management activities.

Any of the foregoing could have a negative adverse impact on our operations following a business combination.

However, our efforts in identifying prospective target businesses will not be limited to a particular industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.     PROPERTIES

We currently maintain our principal executive offices at 525 South Flagler Drive, Suite 201, West Palm Beach, Florida 33401. The cost for this space is included in the $10,000 per-month fee Cambridge Capital LLC, an affiliate of Benjamin Gordon, charged to us for general and administrative services pursuant to a letter agreement between us and Cambridge Capital LLC. We believe, based on rents and fees for similar services in West Palm Beach, Florida, that the fee charged by Cambridge Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.     LEGAL PROCEEDINGS

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Following our initial public offering in December 2013, our units, shares of common stock and warrants were listed on the Nasdaq Capital Market under the symbols CAMBU, CAMB and CAMBW, respectively.

The following table sets forth the quarterly high and low closing prices of our units, shares of common stock and warrants on the Nasdaq Capital Market for the periods indicated:

	Units (CAMBU)		Shares (CAMB)(1)		Warrants (CAMBW) (1)
	High	Low	High	Low	High	Low
Fiscal year ended December 31, 2013:
Fourth Quarter	$10.08	$10.00	$-	$-	$-	$-
Fiscal year ended December 31, 2014:
First Quarter	$11.10	$9.96	$12.00	$8.00	$2.10	$0.10

(1)   Such shares and warrants were eligible to begin separately trading on January 27, 2014.

*Through March 21, 2014.

As of March 20, 2014, there were 16 holders of record of our shares of common stock, 1 holder of record of our warrants, and 17 holders of record of our units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

None.

Use of Proceeds

On October 23, 2013, we filed a registration statement on Form S-1 (File No. 333-191868) for our initial public offering, which was declared effective on December 17, 2013. On December 23 and 30, 2013, we closed our initial public offering of 7,000,000 and 1,050,000 units, respectively at an offering price of $10.00 per share, generating aggregate, total gross proceeds of $80,500,000. EarlyBirdCapital, Inc. acted as the representative of the underwriters for the initial public offering. Simultaneously with the offering, on December 23 and 30, 2013, we consummated the private placement of 427,500 and 44,625 sponsors’ units, respectively, at $10.00 per share, generating total proceeds of $4,721,250.

We paid a total of $2,616,250 in underwriting discounts and $507,525 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $82,097,475 (which includes the $4,721,250 we received from the private placement), of which $81,305,000 was deposited into the trust account. The remaining proceeds of $792,475 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, we pay $10,000 per month to Cambridge Capital LLC for general and administrative services.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination or our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

Through March 28, 2014, we have not withdrawn any amount from the interest income earned on the trust account for our working capital and tax obligations.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the proceeds in our trust account, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Recent Sales of Unregistered Securities

No sales of unregistered securities have been made during the applicable period.

ITEM 6.     SELECTED FINANCIAL DATA

For the period from October 1, 2013 (inception) through December 31, 2013
Loss from operations	$(8,329)
Net loss	$(8,329)
Basic and diluted net loss per common share	$-

As of December 31, 2013
Cash and cash equivalents	$803,613
Restricted cash and cash equivalents held in trust account	$81,305,000
Total assets	$82,133,913
Common stock subject to possible conversion or tender at conversion value	$77,114,245
Stockholders’ Equity	$5,000,001

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we intend to focus our search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.”  Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Status as Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

Our entire activity from inception up to the closing of our initial public offering on December 23, 2013 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.

We incurred a net loss of $8,329 for the period from October 1, 2013 (inception) through December 31, 2013.

Financial Condition and Liquidity

The net proceeds from our IPO and Private Placement, after deducting underwriting discounts of $2,616,250 and offering expenses of $507,525, were $82,097,475. Of this amount, $81,305,000 was placed in the trust account. The remaining $792,475 of net proceeds not in trust have been, and will continue to be, used for working capital purposes.

We intend to use the net proceeds of our initial public offering and Private Placement, including the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including $2,415,000, representing 3.0% of the gross proceeds of the offering, to engage the underwriter to advise and assist the Company in reviewing potential targets with which the Company may consummate a Business Combination, as well as structuring the terms of the Business Combination and negotiating the terms of the letter of intent and/or definitive agreement relating to such Business Combination only upon completion of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees, which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

As of December 31, 2013, we had $803,613 in our operating bank accounts and $81,305,000 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of December 31, 2013, we have not withdrawn from the trust account any interest income for our working capital and tax obligations. As of December 31, 2013, $0 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. As of March 4, 2014, for the week ended February 28, 2014, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.04%, 0.05% and 0.08%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We believe the funds not held in trust, plus the interest earned on the trust account balance that may be released to us, will be sufficient to fund our operations through at least December 31, 2014, assuming we have not consummated a business combination during that period of time.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business until we consummate our initial business combination. In order to finance transaction costs in connection with an intended initial business combination, our sponsors, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into shares of common stock of the post business combination entity at a price of $10.00 per share at the option of the lender. We believe the $10.00 purchase price of these shares will approximate the fair value of such shares when issued. However, if it is determined, at the time of issuance, that the fair value of such shares exceeds the $10.00 purchase price, we would record compensation expense for the excess of the fair value of the shares on the day of issuance over the $10.00 purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

Commencing on December 17, 2013 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee payable to Cambridge Capital LLC of $10,000 per month for providing us with office space and certain general and administrative services.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services	$240,000	$120,000	$120,000
TOTAL	$240,000	$120,000	$120,000

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The proceeds in our trust account will be invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Benjamin Gordon	40	Chief Executive Officer, Secretary, Treasurer and Director
Mitchell Gordon	56	President, Chief Financial Officer and Director
Michael Durham	63	Director
Nathan Gantcher	73	Director
Scott Laurans	66	Director

Benjamin Gordon has served as our chief executive officer and a member of our board of directors since our inception and as our secretary and treasurer as of October 2013. Mr. Gordon founded BG Strategic Advisors in 2002 and has served as its managing director since. BGSA is a leading investment bank in the supply chain industry. Clients include firms in trucking, warehousing, logistics, freight forwarding, truck brokerage, distribution, and other supply chain segments. Mr. Gordon has also been the chief executive officer of Cambridge Capital LLC since its founding in 2009. Cambridge Capital is the merchant banking investment partner of BGSA. In 1999, Mr. Gordon founded and ran 3PLex, a web-based transportation management systems company that was sold to Maersk in 2002. From 1995 to 1998, Mr. Gordon led strategic projects in transportation and technology at Mercer Management Consulting, where he developed one of the first e-marketplace strategies for a logistics client.

Mr. Gordon is a recognized expert on the supply chain sector, and has been quoted extensively by national media including CNBC, The New York Times, Business Week, ABC, Lehrer News Hour, Journal of Commerce, Transport Topics, Supply Chain Management Quarterly,  and  Traffic World . Mr. Gordon has been a featured speaker at CSCMP, NASSTRAC, the Transportation Intermediaries Association (TIA), AMB, the International Warehousing and Logistics Association (IWLA), and other industry events. Mr. Gordon is also an active civic leader, serving as a board member of the Palm Beach United Way, the Palm Beach Federation, the Joint Distribution Committee, and other community organizations. Mr. Gordon also serves as chairman of the Young Presidents Organization (YPO) of Palm Beach.

Mr. Gordon received a Masters in Business Administration from Harvard Business School and a Bachelor of Arts degree from Yale College.

We believe Mr. Gordon is well-qualified to serve as a member of the board due to his operational, investing and advisory experience in the supply chain industry, as well as his business contacts.

Mitchell Gordon has served as our president and chief financial officer and a member of our board of directors since November 2013. Mr. Gordon has served as a partner of BGSA and Cambridge Capital LLC since November 2013. From 2003 to November 2013, Mr. Gordon was the president of Morpheus Capital Advisors, an investment firm serving middle market and growth companies. From 2000 to 2003, Mr. Gordon served as executive vice president and chief financial officer and member of the Office of the President of Interpool, one of the world’s largest marine container and chassis leasing companies which was listed on the NYSE. Before joining Interpool, he was the founder and president of Atlas Capital, a private equity firm focused on acquiring transportation companies, from 1998 to 2000. Prior to that, he served as co-head of the Transportation Investment Banking Group at Salomon Smith Barney (now Citi Investment Banking) and head of the Transportation and Automotive Investment Banking Groups at Furman Selz. Mr. Gordon serves on the board of directors of Mesa Air Group, Inc. and has served on the public company board of Indigo Aviation AB, a leading aircraft leasing company and on the board of Almedica Corporation, a health care logistics company. He also served on the global advisory board of Nedship Bank, NV, a Rotterdam-based bank focused on the shipping, logistics and energy sectors. He is a board member of the Best-Shot Foundation and is chairman of the Hunter College (CUNY) neighborhood Advisory Committee. He is a co-founder and past president of the Olin Club of New York.

Mr. Gordon received a Masters in Business Administration from Harvard Business School and a Bachelor of Science in Business Administration from Washington University’s Olin School of Business.

Mitchell Gordon and Benjamin Gordon are not related.

We believe that Mr. Gordon is well-qualified to serve as a member of the board due to his operational, investing and advisory experience in the supply chain industry as well as his industry contacts and management expertise.

Michael J. Durham has served as a member of the board since November 2013. Mr. Durham is currently a director of Hertz Global Holdings, Inc. and its primary subsidiary, The Hertz Corporation. Hertz Global Holdings, Inc. is principally engaged in the global car rental industry and in the equipment rental industry through The Hertz Corporation. Previously, Mr. Durham served as director, president and chief executive officer of Sabre, Inc. (“Sabre”), then a NYSE-listed company providing information technology services to the travel industry, from October 1996, the date of Sabre’s initial public offering, to October 1999. From March 1995 to July 1996, when Sabre was a subsidiary of AMR Corporation, he served as Sabre’s president. Prior to joining Sabre, Mr. Durham spent approximately 16 years with American Airlines, serving as the senior vice president and treasurer of AMR Corporation and senior vice president of finance and chief financial officer of American Airlines from October 1989 until he assumed the position of president of Sabre in March 1995. From its formation in 2000 until 2012, Mr. Durham had been the president of Cognizant Associates, Inc., an independent consulting company he formed. During this time, Mr. Durham also served on the boards of directors of numerous private and publicly listed companies, including Asbury Automotive Group, Inc. (where for part of his tenure he served as the non-executive chairman of the board), Acxiom Corporation (where he was also non-executive chair for part of his tenure), NWA Corp. (the parent company of Northwest Airlines) and AGL Resources, Inc. Mr. Durham has also served on the board of directors of Bombardier, Inc., a publicly-traded Canadian corporation.

Mr. Durham received a Bachelor of Arts degree from The University of Rochester in 1973 and a Masters of Business Administration from Cornell University in 1977.

We believe Mr. Durham is well-qualified to serve as a member of our board due to his extensive business experience, including his service as chief executive officer and chief financial officer of large multinational public companies, and from his serving in leadership roles on numerous public and private company boards.

Nathan Gantcher has served as a member of the board since November 2013. Mr. Gantcher is the managing member of EXOP Capital LLC, an investment firm he founded in 2005. From 2004 to 2006, Mr. Gantcher served as a member of the board of directors of Refco, Inc. and a member of the board of directors of Neuberger Berman, a NYSE-listed company, and served as a member of its audit and compensation committees, from 2001 until 2003. Mr. Gantcher also served as the co-chairman, president and chief executive officer of Alpha Investment Management L.L.C. from 2001 until July 2004. Prior to joining Alpha Investment Management L.L.C., Mr. Gantcher was a private investor from 1999 to 2001. Mr. Gantcher served as vice chairman of CIBC Oppenheimer Corp. from 1997 to 1999. Prior to becoming vice chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as co-chief executive officer and chief operating officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as member of the board of directors of Mack-Cali Realty Corporation and is a member of its audit committee, nominating and corporate governance committee and executive committee. Previously, Mr. Gantcher served as a member of the board of directors of NDS Group Ltd. from 2004 to February 2009, and was a member of the compensation committee and the audit committee of the board of directors of NDS Group Ltd. Mr. Gantcher also served as a member of the board of directors of Centerline Holding Company from 2003 to 2008, and as a member of its nominating and governance, compensation and capital markets committees. Mr. Gantcher also served as a member of the board of directors of Liberty Acquisition Holdings Corp., a blank check company that completed a business combination with Promotora de Informaciones, S.A. in November 2010, and as a member of its audit, compensation and governance, and nominating committees.

Mr. Gantcher currently serves as chairman of the board of trustees of Evermore Funds Trust and as chairman of its nominating and governance committee, and as a member of its audit and valuation committees. He previously served as chairman of the board of trustees of Tufts University and as a member of the Council of Foreign Relations and currently serves on the board of trustees of Montefiore Medical Center.

Mr. Gantcher received his Bachelor of Arts in economics and biology from Tufts University and his Masters in Business Administration from the Columbia Business School.

We believe Mr. Gantcher is well-qualified to serve as a member of our board due to his extensive experience as a director with several public companies and his investment banking, management, and financial expertise, as well as his experience with blank check companies like our company.

Scott Laurans has served as a member of the board since November 2013. Mr. Laurans has served as a managing director in the Rhode Island and Florida offices of The Bank of New York Mellon, a leading investment management and investment services company, since 2005. He has also been affiliated with the Lifespan Health System, Rhode Island’s first health system, since its establishment in 1994, serving as chair of the finance committee, and most recently becoming its chairman of the board in December 2011. From 1991 to 2005, he was a managing director and partner of The Providence Group Investment Advisory Company of Providence, Rhode Island, which was sold to The Bank of New York Mellon in 2005. From 1988 to 1991, he served as president of the New England division of Wetterau of St. Louis. From 1971 to 1988, he held various positions eventually becoming president, chief executive officer and owner of Roger Williams Foods of Providence, Rhode Island, a full-line distributor of food products to the retail and wholesale food industry throughout New England, which was sold to Wetterau of St. Louis. Mr. Laurans has served as a director or advisor for a number of companies including Giant Food, Inc. (formerly an American Stock Exchange-listed company) and C&S Wholesale Grocery Company.

Mr. Laurans received a Bachelor of Arts in economics from the University of Pennsylvania.

We believe Mr. Laurans is well-qualified to serve as a member of our board due to his extensive operational and public company experience, as well as his industry contacts.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Nathan Gantcher, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Michael Durham and Mitchell Gordon, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Scott Laurans and Benjamin Gordon, will expire at our third annual meeting of stockholders.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangement or agreement with these advisors to provide services to us and they have no fiduciary obligation to present business opportunities to us. These special advisors will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe with their business background and extensive contacts, they will be helpful to our search for a target business and our consummation of a business combination.

Herb Shear is principal owner and chairman of GENCO Supply Chain Solutions, North America’s 2nd largest and a Top 50 Global third-party logistics provider based in Pittsburgh, Pennsylvania. Joining GENCO in 1971, Mr. Shear became the family’s third generation involved in the logistics business. Mr. Shear successfully transformed the company by pioneering supply chain processes, which focused on optimizing the value of customer assets. In the early 1990’s he founded the centralized returns process, known today as reverse logistics, through partnership and collaboration with leading retail and manufacturing companies. GENCO’s proprietary reverse logistics software combined with innovative product liquidation solutions is now utilized by many companies to generate revenue from their returned and overstocked inventory. Mr. Shear is a past recipient of the Council of Supply Chain Management Professionals’ Distinguished Service Award, the association’s highest honor to an individual who has made significant, career-long contributions to the supply chain management and logistics professions. He is an active member of the Young Presidents Organization, World Presidents Organization, Council of Supply Chain Management Professionals and the Warehouse Education and Research Council. He also sits on the board of the University of Pittsburgh and the board of visitors of the Katz School and the Pharmacy School at the University of Pittsburgh.

Sidney R. Brown is the chief executive officer of NFI Industries, Inc., a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing and real estate development. He is chairman of Sun National Bank, a Nasdaq-listed national bank operating in New Jersey, Delaware and Pennsylvania. He is also a director of J&J Snack Foods Corp., a Nasdaq-listed manufacturer of nutritional snack foods and distributor of frozen beverages which it markets nationally to the food service and retail supermarket industries. Mr. Brown has management experience in running a private company and experience in executing strategic acquisitions. He has broad experience in freight transportation. He also has a strong background in sales, marketing and finance. He began his career working for Morgan Stanley in New York City as financial analyst in the corporate finance department of the investment bank.

Bob Hammel is the chairman and chief executive officer of Keystone Dedicated Logistics (“KDL”), a non-asset based freight management company. In 2004, Mr. Hammel became chairman and chief operating officer of KDL, which was originally co-founded in 1999 as a wholly owned subsidiary of Pitt Ohio Express. In 2003, KDL was spun off and today is a stand-alone organization. In 1979, Mr. Hammel, along with his two brothers, founded Pitt Ohio Express, a regional less-than-truckload (LTL) company operating in the Mid-Atlantic and Ohio regions. Over the next 24 years, he worked in developing this start-up into one of the Top 100 carriers in the country as ranked by Transport Topics. Prior to this, Mr. Hammel was a vice president at large with the American Trucking Association (ATA) serving on the Nominating Committee among others. Additionally, Mr. Hammel has been involved with various professional associations. In 1998, Mr. Hammel was named the Logistics Person of the Year by the Robert H. Smith School of Business at the University of Maryland, his alma mater.

Gene Tyndall is executive vice president, Global Supply Chain Solutions and Marketing, for Tompkins International, Inc., a leading provider of growth and business strategy, global supply chain services, distribution operations consulting, information technology implementation and material handling integration. He was formerly president of Supply Chain Executive Advisors, president of Ryder Global Supply Chain Solutions, and senior partner/leader of the Ernst & Young Global Supply Chain Management Consulting Practice. He has co-authored four books (including “Supercharging Supply Chains: Increasing Shareholder Value”), authored dozens of articles and is frequently quoted in business and industry media, including SCDigest, where he is an associate editor. He is a frequent seminar/conference chairperson, speaker, moderator, and panelist around the world. He was elected “Global Logistics Person of the Year” in 2007, and was honored as “Innovator of the Year” by Information Management in 2001.

David Brodsky has been a private investor for the past ten years and served as a director of Southern Union Company, a NYSE-listed company, from October 2002 to March 2012. Mr. Brodsky has also served as a director of Harris Interactive Inc. since November 2001. He previously served as a director of Total Research Corporation, which merged with Harris Interactive, from June 1998 through November 2001 and as chairman from July 1998 to November 2001.

Board Committees

Our board of directors has formed an audit committee and a nominating committee. Each committee is composed of three directors.

Audit Committee

Our audit committee of the board of directors consists of Michael Durham, Nathan Gantcher and Scott Laurans, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	discussing planned audit strategy with the independent auditor;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Michael Durham qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee of the board of directors consists of Michael Durham, Nathan Gantcher and Scott Laurans, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Other Board Committees

Our board of directors intends to establish a compensation committee upon completion of our initial business combination, or such earlier time as our board of directors may determine or as required by Nasdaq listing standards. At that time our board of directors expects to adopt a charter for such committee. Prior to such time, we do not intend to establish such committee. Accordingly, there will not be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. We do not believe a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to our business combination other than as disclosed in this annual report.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. Copies of our code of ethics and our board committee charters have been filed as exhibits to this annual report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, we will provide a copy of our code of ethics upon request, without charge. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers are indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, such indemnification will not extend to any claims our executive officers may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this annual report.

Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.   EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on December 17, 2013 through the acquisition of a target business, we will pay Cambridge Capital LLC, an affiliate of Benjamin Gordon, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gordon compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsors, members of our management team, special advisors or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock(2)
Benjamin Gordon	55,483	* %
Mitchell I. Gordon	87,716	* %
Michael J. Durhan	62,173	* %
Nathan Gantcher	104,346	1.0%
Scott B. Laurans	104,346	1.0%
All directors and executive officers as a group (5 individuals)	414,064	3.9%
Davidson Kempner Partners(3)	695,000	6.6%
Paul J. Glazer (4)	716,794	6.8%
ACK Asset Management LLC (5)	587,021	5.6%
Jonathan Morris (6)	1,578,043	15.0%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Cambridge Capital Acquisition Corporation, 525 South Flagler Drive, Suite 201, West Palm Beach, Florida 33401.

(2)
Based on 10,534,625 shares of common stock outstanding. Does not include shares of common stock underlying the warrants included within the units sold in the IPO and the shares of common stock and warrants underlying the unit purchase option sold to the underwriter, which will not become exercisable within the next 60 days.

(3)
Based on information contained in a Schedule 13G/A filed on December  30, 2013 by Davidson Kempner Partners, a New York limited partnership (“DKP”).MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP an MHD. Pursuant to the Schedule 13G/A, the following entities have shares voting and dispositive power over the shares listed next to their names: DKP—128,784 shares; Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”). Davidson Kempner International Advisors Inc., a New York corporation, is the general partner of DKIP—283,282 shares; Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”). Davidson Kempner International Advisors, L.C.C., a Delaware limited liability company, is the investment manager of DKIL—282,934 shares; Davidson Kempner Capital Management LLC, a New York limited liability company and a registered investment advisor with the U.S Securities and Exchange Commission, acts as investment manager to each of DKP, DKIP, and DKIL (“DKCM”) either directly or by virtue a sub-advisory agreement with the investment manager of the relevant fund—226,052; Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company (“DKIA”)—402,511. In addition, Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz (collectively, the “Principals) through DKCM, are responsible may be deemed to beneficially own an aggregate of 695,000 shares as a result of their voting and dispositive power through DKCM.

(4)
Includes shares held by Glazer Capital, LLC, an asset management firm. Mr. Glazer is the managing member of Glazer Capital, LLC. The business address of Paul Glazer is 623 Fifth Ave, Suite 2502, New York, New York 10022. Information respecting Paul Glazer was derived from a Schedule 13G filed on December 18, 2013.

(5)
Includes shares held by ACK Asset Management LLC, as investment manager through ACK’s managing members, (i) John Reilly and (ii) Richard Mesienberg. The business address of ACK Asset Management, LLC is 2 Overhill Road, Suite 400, Scarsdale, NY, 10583. Information respecting ACK Asset Management LLC was derived from a Schedule 13G filed on December 31, 2013.

(6)
Includes 10,543 shares held by Mr. Morris directly and 1,567,500 shares held by the Gordon Family 2007 Trust. Mr. Morris is the trustee of the Gordon Family 2007 Trust and exercises voting and dispositive power over the shares held by such entity. Information was derived from a Form 4 filed on December 26, 2013.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

Our sponsors beneficially own approximately 23.6% of our issued and outstanding shares of common stock. Because of the ownership block held by our sponsors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founders’ shares outstanding prior to our IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, to be held until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (1) with respect to 50% of the founders’ shares, the last sales price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and with respect to the remaining 50% of the founders’ shares, ending one year after the date of the consummation of our initial business combination, or (2) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares may not sell or transfer their securities except (1) amongst themselves, to our officers, directors and employees, to a holder’s affiliates or its members upon its liquidation, (2) to relatives and trusts for estate planning purposes, (3) by virtue of the laws of descent and distribution upon death, (4) pursuant to a qualified domestic relations order, (5) by certain pledges to secure obligations incurred in connection with purchases of our securities or (6) by private sales made at or prior to the consummation of our initial business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our sponsors have agreed not to transfer, assign or sell any of the sponsors’ shares, purchased in our private placement that took place simultaneously with our IPO, until 30 days after the completion of our initial business combination.

In order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $10.00 per share. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In October 2013, we issued 2,012,500 shares of common stock to our sponsors for $25,000 in cash, at a purchase price of approximately $0.01 share, in connection with our organization, as follows:

Name	Number of Shares	Relationship to Us
Gordon Family 2007 Trust	1,610,000	Affiliate of Chief Executive Officer
Cambridge Capital LLC	402,500	Affiliate of Chief Executive Officer

In November 2013, Cambridge Capital LLC and the Gordon Family 2007 Trust transferred an aggregate of 445,000 insider shares to the individuals and entities as set forth below at the same purchase price originally paid for such shares by Cambridge Capital LLC and the Gordon Family 2007 Trust:

Name	Number of Shares	Relationship to Us
Mitchell Gordon	60,000	President, Chief Financial Officer and Director
Michael Durham	40,000	Director
Nathan Gantcher	60,000	Director
Scott Laurans	60,000	Director
Sidney Brown	10,000	Special Advisor
David Brodsky	25,000	Special Advisor
Herb Shear	25,000	Special Advisor
Bob Hammel	50,000	Special Advisor
Jonathan Morris	5,000	Stockholder and Trustee of the Gordon Family 2007 Trust
Elliott Brodsky	10,000	Stockholder
Alex Sagan	10,000	Stockholder
Ramon Suazo	15,000	Stockholder
Raymond Avon Ventures, LLC	25,000	Stockholder
Jonathan Meeks	50,000	Stockholder

In order to meet our working capital requirements, our sponsors, officers and directors, special advisors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our issued and outstanding insider shares, as well as the holders of the private units (and underlying securities) and any securities our sponsors, officers, directors, special advisors or their respective affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On October 2, 2013, the Company issued a $100,000 principal amount unsecured promissory note to Cambridge Capital LLC (“Affiliate”), an affiliate of the Company’s Chief Executive Officer. The note was non-interest bearing and was payable on the earlier to occur of (i) October 2, 2014, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. This note was repaid in full on December 24, 2013.

On December 17, 2013, Affiliate advanced the Company an aggregate of $70,000 for the payment of offering costs.  This amount was repaid in full on December 24, 2013.

Cambridge Capital LLC has agreed that, commencing on December 17, 2013 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Cambridge Capital LLC $10,000 per month for these services. Mr. Gordon is the majority holder of Cambridge Capital LLC. Accordingly, Mr. Gordon will benefit from the transaction to the extent of his interest in Cambridge Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gordon compensation in lieu of a salary. We believe, based on rents and fees for similar services in West Palm Beach, Florida, that the fee charged by Cambridge Capital LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our sponsors, officers, directors, special advisors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our sponsors, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our sponsors, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Currently Michael Durham, Nathan Gantcher and Scott Laurans are considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

For the period from October 1, 2013 (inception) through December 31, 2013, fees for our independent registered public accounting firm were $42,500.

Audit-Related Fees

For the period October 1, 2013 (inception) through December 31, 2013 audit related fees from our independent registered public accounting firm were $7,500.

Tax Fees

For the period October 1, 2013 (inception) through December 31, 2013, our independent registered public accounting firm did not render any fees for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

For the period October 1, 2013 (inception) through December 31, 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)    Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)
3.2	Amended and Restated Certificate of incorporation. (2)
3.3	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Form of Unit Purchase Option to be issued to EarlyBirdCapital, Inc. (3)
4.5	Form of Warrant Agreement among the Registrant and Continental Stock Transfer & Trust Company. (3)
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Sponsors. (2)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (2)
10.4	Form of Letter Agreement between Cambridge Capital LLC and Registrant regarding administrative support. (2)
10.5	Promissory Note issued to Cambridge Capital LLC. (1)
10.6	Form of Registration Rights Agreement among the Registrant and the Sponsors and EarlyBirdCapital, Inc. (2)
10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Private Units. (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.1350
99.1	Form of Audit Committee Charter. (2)
99.2	Form of Nominating Committee Charter. (2)

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-191868, filed with the Securities and Exchange Commission on October 23, 2013)
(2) Incorporated by reference to the Company’s Registration Statement on Amendment No.1 to Form S-1 (File No. 333-191868, filed with the Securities and Exchange Commission on November 27, 2013)
(3) Incorporated by reference to the Company’s Registration Statement on Amendment No.2 to Form S-1 (File No. 333-191868, filed with the Securities and Exchange Commission on December 4, 2013)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28 th day of March, 2014.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

By:	/s/ Benjamin Gordon
Name: Benjamin Gordon
Title: Chief Executive Officer and Director

POWER OF ATTORNEY

The undersigned directors and officers of Cambridge Capital Acquisition Corporation hereby constitute and appoint Benjamin Gordon, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Gordon	Chief Executive Officer, Secretary, Treasurer, and Director	March 28, 2014
Benjamin Gordon

/s/ Mitchell Gordon	President, Chief Financial Officer, and Director	March 28, 2014
Mitchell Gordon

/s/ Michael Durham	Director	March 28, 2014
Michael Durham

/s/ Nathan Gantcher	Director	March 28, 2014
Nathan Gantcher

/s/ Scott Laurans	Director	March 28, 2014
Scott Laurans

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of Cambridge Capital Acquisition Corporation

We have audited the accompanying balance sheet of Cambridge Capital Acquisition Corporation (a company in the development stage) (the “Company”) as of December 31, 2013 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from October 1, 2013 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Capital Acquisition Corporation (a company in the development stage), as of December 31, 2013, and the results of its operations and its cash flows for the period from October 1, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 28, 2014

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )
Balance Sheet

As of December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$803,613
Prepaid expenses	25,300
Total current assets	828,913

Cash and cash equivalents held in trust account	81,305,000
Total assets	$82,133,913

Liabilities, Redeemable Common Stock and Stockholders' Equity

Current Liabilities:
Accrued expenses	$15,000
Accrued expenses - related party	4,667
Total liabilities	19,667

Commitments

Common stock, subject to possible conversion or tender, 7,635,074 shares at conversion value	77,114,245

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 2,899,551 shares issued and outstanding (excluding 7,635,074 shares subject to possible conversion or tender)	290
Additional paid-in capital	5,008,040
Deficit accumulated during the development stage	(8,329)

Total stockholders' equity	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$82,133,913

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )
Statement of Operations

For The Period October 1, 2013 (Inception) through December 31, 2013

Formation and operating costs
General and administrative expenses	$3,662
Office expense - related party	4,667

Net Loss	$(8,329)

Weighted average shares outstanding, basic and diluted(1)(2)	1,853,197

Basic and diluted net loss per common share	$(0.00)

(1)
The weighted average shares outstanding excluded the effect of an aggregate of 262,500 shares that were subject to forfeiture until December 30, 2013, the date that the underwriters fully exercised their over allotment option.  As a result, as of December 31, 2013, no shares remain subject to forfeiture.

(2)	For the period October 1, 2013 (inception) through December 31, 2013, weighted average shares outstanding excluded 7,635,074 shares subject to possible conversion or tender.

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )
Statement of Changes in Stockholders' Equity

For The Period October 1, 2013 (Inception) through December 31, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - October 1, 2013 (Inception)	-	$-	$-	$-	$-

Common stock issued at approximately $0.01 per share to initial stockholders on October 7, 2013	2,012,500	201	24,799	-	25,000

Sale of 7,000,000 units on December 23, 2013, net of underwriters' discount and offering costs	7,000,000	700	67,216,775	-	67,217,475

Sale of 427,500 units to Sponsors on December 23, 2013 in Private Placement	427,500	43	4,274,957	-	4,275,000

Sale of unit purchase option on December 23, 2013	-	-	100	-	100

Sale of 1,050,000 units on December 30, 2013	1,050,000	105	10,158,645	-	10,158,750

Sale of 44,625 units on December 30, 2013 in Private Placement	44,625	5	446,245	-	446,250

Net proceeds subject to redemption of 7,635,074 shares at redemption value	(7,635,074)	(764)	(77,113,481)	-	(77,114,245)

Net loss	-	-	-	(8,329)	(8,329)

Balance - December 31, 2013	2,899,551	$290	$5,008,040	$(8,329)	$5,000,001

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )
Statement of Cash Flows

For The Period October 1, 2013 (Inception) through December 31, 2013

Cash flows from operating activities:
Net loss	$(8,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(25,300)
Accrued expenses	15,000
Accrued expense - related party	4,667
Net Cash Used in Operating Activities	(13,962)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(81,305,000)
Net Cash Used in Investing Activities	(81,305,000)

Cash flows from financing activities:
Proceeds from Offering, net of offering costs	77,376,225
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from Private Placement	4,721,250
Proceeds from sale of Unit Purchase option	100
Net Cash Provided by Financing Activities	82,122,575

Net increase in cash and cash equivalents	803,613
Cash and cash equivalents - beginning	-
Cash and cash equivalents - ending	$803,613

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations

Cambridge Capital Acquisition Corporation (a company in the development stage) (the “Company”) was incorporated in Delaware on October 1, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a target business will not be limited to a particular industry or geographic region, although the Company intends to focus its search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

At December 31, 2013, the Company had not yet commenced any operations. All activity through December 31, 2013 relates to the Company’s formation and the offering described below. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on December 17, 2013. On December 23, 2013, the Company consummated the Public Offering of 7,000,000 units (“Units”) at $10.00 per Unit and received net proceeds of $67,217,475 (net of underwriters discount of $2,275,000 and offering expenses of $507,525) and simultaneously raised $4,275,000 through the issuance of 427,500 private units (“Private Units”) at $10.00 per unit to the Company’s initial stockholders (collectively, the “Sponsors”) and the underwriters (and/or their respective designees) in a private placement (See Note 3 – Public Offering and Private Placement).

On December 23, 2013, the underwriters exercised their over-allotment option and on December 30, 2013, the Company consummated the closing of the over-allotment option (the “Overallotment”). The Public Offering and the Overallotment are collectively referred to as the “Offering.” 1,050,000 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $10,500,000. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Sponsors and the underwriters purchased an additional 44,625 Private Units at $10.00 per Private Unit generating gross proceeds of $446,250.  The private placements consummated simultaneously with the Offering are collectively referred to as the “Private Placement.”

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully.  The Company’s securities are listed on the Nasdaq Capital Markets (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (defined below) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations, continued

Following the closing of the Overallotment on December 30, 2013, an amount of  $81,305,000 (or $10.10 per Unit sold in the Offering), including the proceeds of the Private Placement, was placed in  trust (the “Trust Account”) and may be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of the initial Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s executive officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company will seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors agreed (i) to vote any of their respective shares, including the 2,012,500 shares of common stock sold to the Sponsors in connection with the organization of the Company (the “Sponsors’ Shares”), shares of common stock sold to Sponsors in connection with the Private Placement, and any shares of common stock which were initially issued in connection with the Offering, whether acquired in or after the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account.

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until June 23, 2015 (or December 23, 2015 if the Company has executed a definitive agreement for an initial Business Combination by June 23, 2015, but has not completed the initial Business Combination by June 23, 2015).  If the Company has not completed a Business Combination by such date, the Company will, as promptly as possible but not more than ten business days thereafter, redeem from holders of the outstanding shares sold in the Offering (“Public Stockholders”) 100% of such shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be $10.10 per share after the closing of the Overallotment,  plus any pro rata interest earned on the Trust Account not previously released to the Company).   The Company’s Sponsors and purchasers of the Private Units have agreed not to participate in such redemption, except with respect to any shares of common stock which were issued in connection with the Offering.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 2 — Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules of the Securities and Exchange Commission (“SEC”).

Note 3 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.  At December 31, 2013, the assets in the Trust Account were held in cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC Topic No. 480 “Distinguishing Liabilities from Equity.”   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,635,074 shares at December 31, 2013 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  Weighted average shares for the period from October 1, 2013 (inception) through December 31, 2013 were reduced for the effect of an aggregate 262,500 shares of common stock that were subject to forfeiture from October 1, 2013 (inception) through December 30, 2013, the date upon which the underwriters’ over-allotment was funded (See Note 8 Stockholders’ Equity).  The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 1, 2013, the evaluation was performed for the 2013 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period October 1, 2013 (inception) through December 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2013 through the date which these financial statements were issued.  Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 4 — Public Offering and Private Placement

On December 23, 2013 and December 30, 2013, the Company sold 7,000,000 and 1,050,000 Units, respectively, at an offering price of $10.00 per Unit generating gross proceeds of $70,000,000 and $10,500,000, respectively, in the Offering.  Each Unit consisted of one share of common stock of the Company and one Warrant to purchase one share of common stock of the Company (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 upon the Company’s completion of its initial Business Combination and expiring on December 17, 2018. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $17.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, beginning on the 91st day and until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis.  In the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

On December 23, 2013 and December 30, 2013, the Company sold 427,500 and 44,625 Units, respectively, at an offering price of $10.00 per Unit generating gross proceeds of $4,275,000 and $446,250, respectively, in the Private Placement.  The Private Units are identical to the Units sold in the Offering except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares underlying the Private Units into the right to receive cash from the trust account in connection with a stockholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial Business Combination.

The Sponsors and purchasers of the Private Units are entitled to registration rights with respect to their initial shares and the Private Units purchased in the Private Placement.  The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (and underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination.  In addition, the Sponsors and purchasers of the Private Units have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 4 — Public Offering and Private Placement, continued

Pursuant to an agreement with the underwriters of the Offering (the “Underwriting Agreement”), the Company paid 3.25% of the gross proceeds of the Offering or $2,616,250 as underwriting discounts and commissions.  The Company has further engaged the representative of the underwriters (“Representative”) as an investment banker to provide the Company with merger and acquisition services in connection with its initial Business Combination.  Pursuant to this arrangement, the Representative will, if requested, advise and assist the Company in reviewing potential targets with which the Company may consummate a Business Combination as well as structuring the terms of the Business Combination and negotiating the terms of the letter of intent and/or definitive agreement relating to such Business Combination (but not for purposes of finding and/or locating potential targets for its Business Combination).  If requested by the Company, the Representative will participate directly in negotiations, review marketing plans and projections of the target, analyze and advise on the financial implications of the transaction, and arrange meetings with and prepare materials for investors. The Company will pay the Representative a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $2,415,000 (representing 3.0% of the total gross proceeds raised in the Offering (exclusive of any applicable finders’ fees which might become payable)).

In connection with the closing of the Offering, the Company has sold to the underwriter, for $100, a unit purchase option to purchase up to a total of 420,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,200,000) commencing on the later of the consummation of a Business Combination and December 17, 2014.  The unit purchase option expires on December 17, 2018.  The units issuable upon exercise of this option are identical to the Units sold in the Offering.  The holders of the unit purchase option have demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company has determined that the fair value of this unit purchase option was approximately $1,402,485 (or $3.34 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.68% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 5 — Note Payable and Advance from Stockholder – Related Party

On October 2, 2013, the Company issued a $100,000 principal amount unsecured promissory note to Cambridge Capital LLC (“Affiliate”), an affiliate of the Company’s Chief Executive Officer. The note was non-interest bearing and was payable on the earlier to occur of (i) October 2, 2014, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. This note was repaid in full on December 24, 2013.

On December 17, 2013, Affiliate advanced the Company an aggregate of $70,000 for the payment of offering costs. This amount was repaid in full on December 24, 2013.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 6— Commitments

Office Space

The Company presently occupies office space provided by the Affiliate.  Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $10,000 per month for such services commencing on December 17, 2013.

Note 7—Income Taxes

The Company’s net deferred tax assets are as follows:

As of December 31, 2013
Net operating loss carry forwards	$3,248
Total deferred tax assets	3,248
Less: Valuation allowance	(3,248)
Net deferred tax assets	$-

The Company has a net operating loss of approximately $8,329 that expires in 2033. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2013.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $3,248 as of December 31, 2013, which fully offset the deferred tax assets of $3,248.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at December 31, 2013 is as follows:

For the Period October 1, 2013 (inception) through December 31, 2013
Tax benefit at federal statutory rate	(34.0)%
State income tax, net of federal benefit	(5.0)%
Increase in valuation allowance	39.0%
Effective income tax rate	-%

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on December 23, 2013, the Sponsors Shares, consisting of a total of 2,012,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000. This number included an aggregate of 262,500 shares that would have been subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters.  On December 23, 2013, the underwriters exercised their overallotment option and such option was fully exercised on December 30, 2013.  As a result, no shares remain subject to forfeiture.

At December 31, 2013, 2,899,551 shares of the Company’s common stock were issued and outstanding, excluding 7,635,074 shares subject to possible conversion or tender.

 The Sponsors Shares were placed into an escrow account maintained by Continental Stock Transfer and Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.