Form 10-Q
period 2014-03-31
Cambridge Capital Acquisition Corp
filed 2014-05-15
CIK 1588869

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-164313

Cambridge Capital Acquisition Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3774077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 South Flagler Drive, Suite 201, West Palm Beach, FL  33401
(Address of principal executive offices)

(561) 932-1600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

As of May 15, 2014, there were 10,534,625 shares of Common Stock, $ 0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage)
Condensed Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$704,958	$803,613
Prepaid expenses	5,840	25,300
Total current assets	710,798	828,913

Restricted investments and cash equivalents held in trust account	81,314,067	81,305,000
Total assets	$82,024,865	$82,133,913

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	$139,604	$15,000
Accrued Delaware franchise tax	28,000	-
Accrued expenses - related party	4,667	4,667
Advance from related party	34,926	-
Total liabilities	207,197	19,667

Commitments

Common stock, subject to possible conversion or tender,7,605,710 and 7,635,074 shares at conversion
value at March 31, 2014 and December 31, 2013, respectively	76,817,667	77,114,245

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized;
2,928,915 shares issued and outstanding (excluding 7,605,710 shares subject to possible conversion or tender) at March 31, 2014 and 2,899,551 shares issued and outstanding
(excluding 7,635,074 shares subject to possible conversion or tender) at December 31, 2013	293	290
Additional paid-in capital	5,258,323	5,008,040
Deficit accumulated during the development stage	(258,615)	(8,329)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities, redeemable common stock and stockholders' equity	$82,024,865	$82,133,913

The accompanying notes are an integral part of these condensed financial statements.

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Period October 1, 2013 (Inception) through March 31, 2014
Formation and operating costs
Legal and professional fees	$117,569	$117,569
General and administrative expenses	111,795	115,457
Office expense - related party	30,000	34,667
Loss from operations	259,364	267,693

Interest income	9,078	9,078

Net Loss	$(250,286)	$(258,615)

Weighted average shares outstanding, basic and diluted(1)	2,899,877

Basic and diluted net loss per common share	$(0.09)

(1)	For the three months ended March 31, 2014, weighted average shares outstanding excluded 7,605,710 shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed financial statements.

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage)
Condensed Statement of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - October 1, 2013 (Inception)	-	$-	$-	$-	$-

Common stock issued at approximately $0.01 per share to initial stockholders on October 7, 2013	2,012,500	201	24,799	-	25,000

Sale of 7,000,000 units at $10.00 per unit on December 23, 2013, net of underwriters' discount and offering costs	7,000,000	700	67,216,775	-	67,217,475

Sale of 427,500 units at $10.00 per unit to Sponsors on December 23, 2013 in Private Placement	427,500	43	4,274,957	-	4,275,000

Sale of unit purchase option on December 23, 2013	-	-	100	-	100

Sale of 1,050,000 units at $10.00 per unit on December 30, 2013, net of underwriters' discount	1,050,000	105	10,158,645	-	10,158,750

Sale of 44,625 units at $10.00 per unit on December 30, 2013 in Private Placement	44,625	5	446,245	-	446,250

Net proceeds subject to redemption of 7,635,074 shares at redemption value	(7,635,074)	(764)	(77,113,481)	-	(77,114,245)

Net loss for the year ended December 31, 2013	-	-	-	(8,329)	(8,329)

Balance - December 31, 2013	2,899,551	$290	$5,008,040	$(8,329)	$5,000,001

Payment of offering costs	-	-	(46,292)	-	(46,292)

Change in net proceeds subject to possible redemption(1)	29,364	3	296,575	-	296,578

Net loss for the three months ended March 31, 2014	-	-	-	(250,286)	(250,286)

Balance, March 31, 2014 (unaudited)	2,928,915	$293	$5,258,323	$(258,615)	5,000,001

(1)	As a result of changes in the Company's net tangible assets, a total of 7,605,710 shares of common stock were subject to conversion or tender at March 31, 2014

The accompanying notes are an integral part of these condensed financial statement

Cambridge Capital Acquisition Corporation
(A Company in the Development Stage )
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Period October 1, 2013 (Inception) Through March 31, 2014
Cash flows from operating activities:
Net loss	$(250,286)	$(258,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(9,067)	(9,067)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,460	(5,840)
Accrued expenses	187,530	202,530
Accrued expense - related party	-	4,667
Net Cash Used in Operating Activities	(52,363)	(66,325)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(81,304,516)	(162,609,516)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	81,304,516	81,304,516
Net Cash Used in Investing Activities	-	(81,305,000)

Cash flows from financing activities:
Proceeds from Offering, net of offering costs	-	77,376,225
Proceeds from issuance of common stock to initial stockholders	-	25,000
Proceeds from Private Placement	-	4,721,250
Proceeds from sale of Unit Purchase option	-	100
Payment of offering costs	(46,292)	(46,292)
Net Cash Provided by Financing Activities	(46,292)	82,076,283

Net increase in cash and cash equivalents	(98,655)	704,958
Cash and cash equivalents - beginning	803,613	-
Cash and cash equivalents - ending	$704,958	$704,958

Supplemental disclosure of non-cash financing activity:
Increase in advance from related party for accrued expenses	$34,926	$34,926

The accompanying notes are an integral part of these condensed financial statement

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2014, the Company had not yet commenced any operations. All activity through March 13, 2014 relates to the Company’s formation and the offering described below. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on December 17, 2013. On December 23, 2013, the Company consummated the Public Offering of 7,000,000 units (“Units”) at $10.00 per Unit and received net proceeds of $67,217,475 after payment of underwriters discount of $2,275,000 and offering expenses of $507,525 and simultaneously raised $4,275,000 through the issuance of private units (“Private Units”) at $10.00 per unit to the Company’s initial stockholders (collectively, the “Sponsors”) and the underwriters (and/or their respective designees) in a private placement (See Note 3 – Public Offering and Private Placement).  Subsequent to December 31, 2013, the Company paid $46,292 in additional offering expenses, for a total amount of offering expenses paid of $553,817.

On December 23, 2013, the underwriters exercised their over-allotment option and on December 30, 2013, the Company consummated the closing of the over-allotment option (the “Overallotment”). The Public Offering and the Overallotment are collectively referred to as the “Offering.” The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating net proceeds of $10,158,750 after payment of underwriters’ discount of $341,250. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Sponsors and the underwriters purchased an additional 44,625 Private Units at $10.00 per Private Unit generating gross proceeds of $446,250.  The private placements consummated simultaneously with the Offering are collectively referred to as the “Private Placement.”

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations, continued

Following the closing of the Overallotment on December 30, 2013, an amount of  $81,305,000 (or $10.10 per Unit sold in the Offering), including the proceeds of the Private Placement, was placed in  trust (the “Trust Account”) and was subsequently invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of the initial Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s executive officers have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (1) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (2) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company will seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors agreed (i) to vote any of their respective shares, including the 2,012,500 shares of common stock sold to the Sponsors in connection with the organization of the Company (the “Sponsors’ Shares”), shares of common stock sold to Sponsors in connection with the Private Placement, and any shares of common stock which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with Securities and Exchange Commission on March 28, 2014.

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

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

As of March 31, 2014, investment securities held in the Trust Account consisted of $81,313,583 in United States Treasury Bills, which mature on July 17, 2014 and $484 of cash equivalents.  The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations.  Interest income is recognized when earned.

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2014 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$81,313,583	$2,844	$81,316,427

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,605,710 shares at March 31, 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.  Material estimates include the Company’s estimate of the value of the unit purchase option issued to the underwriter of the Public Offering.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period October 1, 2013 (inception) through March 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2014 through the date which these financial statements were issued.  Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Public Offering and Private Placement, continued

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
(A Company in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Public Offering and Private Placement, continued

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

Note 5— Commitments and Contingencies

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”).  Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013.  During the three months ended March 31, 2014 and for the period from October 1, 2013 (inception) through March 31, 2014, the Company has paid $30,000 and $34,667, respectively to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2014, there are no shares of preferred stock issued or outstanding.

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

At March 31, 2014, 2,928,915 shares of the Company’s common stock were issued and outstanding, excluding 7,605,710 shares subject to possible conversion or tender.

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

Item 2. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Cambridge Capital Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not be limited to a particular industry or geographic region, although we are focusing our search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.”  Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2014 and December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date.  Our entire activity from inception up to the closing of our Offering on December 23, 2013 was in preparation for that event.  Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

We incurred net losses of $250,286 and $258,615 for the three months ended March 31, 2014 and for the period October 1, 2013 (inception) through March 31, 2014, respectively.  Costs incurred since inception consist primarily of legal and professional fees associated with preparing our registration statement for the Offering and thereupon becoming a public company registrant, our efforts to locate a suitable target business combination candidate and performing due diligence on such candidates.  During the three months ended March 31, 2014 and for the period from October 1, 2013 (inception) through March 31, 2014, we also incurred $30,000 and $34,667, respectively, of office expenses payable to Cambridge Capital LLC. Until we consummate a business combination, we will not have revenues.

Liquidity and Capital Resources

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

As of March 31, 2014, we had $704,958 in our operating bank accounts and $81,314,067 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of March 31, 2014, we have not withdrawn from the trust account any interest income for our working capital and tax obligations. As of March 31, 2014, $9,078 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. As of May 1, 2014, for the week ended April 25, 2014, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.01%, 0.03% and 0.05%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We believe the funds not held in trust, plus the interest earned on the trust account balance that may be released to us, will be sufficient to fund our operations through at least June 23, 2015, assuming we have not consummated a business combination during that period of time.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services as of March 31, 2014	$210,000	$120,000	$90,000
TOTAL	$210,000	$120,000	$90,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this quarterly report.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed under the heading “Risk Factors” in our annual report. Those risk factors are incorporated herein by reference. There have been no material changes to the disclosures relating to this item from those set forth in the annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Through May 14, 2014, we have not withdrawn any amount from the interest income earned on the trust account for our working capital and tax obligations.

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

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014	CAMBRIDGE CAPITAL ACQUISITION CORPORATION

	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director