Form 10-Q
period 2014-06-30
Cambridge Capital Acquisition Corp
filed 2014-08-13
CIK 1588869

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 12, 2014, there were 10,534,625 shares of Common Stock, $ 0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cambridge Capital Acquisition Corporation
Condensed Balance Sheets

	As of
	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$545,155	$803,613
Prepaid expenses	20,111	25,300
Total current assets	565,266	828,913

Restricted investments and cash equivalents held in trust account	81,325,372	81,305,000
Total assets	$81,890,638	$82,133,913

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	$217,252	$15,000
Accrued Delaware franchise tax	56,000	-
Accrued expenses - related party	4,667	4,667
Total liabilities	277,919	19,667

Commitments

Common stock, subject to possible conversion or tender, 7,585,418 and 7,635,074 shares at conversion value at June 30, 2014 and December 31, 2013, respectively	76,612,718	77,114,245

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 2,949,207 shares issued and outstanding (excluding 7,585,418 shares subject to possible conversion or tender) at June 30, 2014 and 2,899,551 shares issued and outstanding (excluding 7,635,074 shares subject to possible conversion or tender) at December 31, 2013	295	290
Additional paid-in capital	5,463,270	5,008,040
Accumulated deficit	(463,564)	(8,329)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,890,638	$82,133,913

The accompanying notes are an integral part of these condensed financial statements.

Cambridge Capital Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Formation and operating costs
Legal and professional fees	$90,321	$207,890
General and administrative expenses	95,947	207,742
Office expense - related party	30,000	60,000
Loss from operations	216,268	475,632

Interest income	11,319	20,397

Net Loss	$(204,949)	$(455,235)

Weighted average shares outstanding, basic and diluted(1)	2,929,105	2,914,588

Basic and diluted net loss per common share	$(0.07)	$(0.16)

(1) For the three and six months ended June 30, 2014, weighted average shares outstanding excluded 7,585,418 shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed financial statements.

Cambridge Capital Acquisition Corporation
Condensed Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - January 1, 2014	2,899,551	$290	$5,008,040	$(8,329)	$5,000,001

Payment of offering costs	-	-	(46,292)	-	(46,292)

Change in net proceeds subject to possible redemption(1)	49,656	5	501,522	-	501,527

Net loss for the six months ended June 30, 2014	-	-	-	(455,235)	(455,235)

Balance, June 30, 2014 (unaudited)	2,949,207	$295	$5,463,270	$(463,564)	5,000,001

(1) As a result of changes in the Company's net tangible assets, a total of 7,585,418 shares of common stock were subject to conversion or tender at June 30, 2014

The accompanying notes are an integral part of these condensed financial statements.

Cambridge Capital Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

For the Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(455,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(20,372)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,189
Accrued expenses	258,252
Net Cash Used in Operating Activities	(212,166)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(81,304,516)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	81,304,516
Net Cash Used in Investing Activities	-

Cash flows from financing activities:
Payment of offering costs	(46,292)
Net Cash Used in Financing Activities	(46,292)

Net decrease in cash and cash equivalents	(258,458)
Cash and cash equivalents - beginning	803,613
Cash and cash equivalents - ending	$545,155

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations and Liquidity

Organization and Plan of Business Operations

Cambridge Capital Acquisition Corporation (the “Company”) was incorporated in Delaware on October 1, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a target business will not be limited to a particular industry or geographic region, although the Company intends to focus its search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

At June 30, 2014, the Company had not yet commenced any operations. All activity through June 30, 2014 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations and Liquidity, continued

Liquidity

As of June 30, 2014, the Company had $545,155 in its operating bank accounts and $81,325,372 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert its common shares. As of June 30, 2014, the Company has not withdrawn from the trust account any interest income for its working capital and tax obligations. As of June 30, 2014, $20,372 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

Until consummation of its initial business combination, the Company will be using the funds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company believes that the funds not held in trust, plus the interest earned on the trust account balance that may be released to the Company, will be sufficient to fund its operations through at least August 31, 2015, assuming it has not consummated a business combination during that period of time.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating its initial business combination is less than the actual amount necessary to do so, or the amount of interest available to the Company from the trust account is less than it expects as a result of the current interest rate environment, the Company may have insufficient funds available to operate its business prior to its initial business combination. Moreover, the Company may need to obtain additional financing either to consummate its initial business combination or because the Company become obligated to redeem a significant number of its public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of its initial business combination. Following the Company’s initial business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  There can be no assurance that the Company can issue additional securities or incur debt on commercially acceptable terms or at all.

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business until the Company consummate its initial business combination. In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsors, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company consummates its initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from its trust account would be used for such repayment.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with Securities and Exchange Commission on March 28, 2014.

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

As of June 30, 2014, investment securities held in the Trust Account consisted of $81,324,888 in United States Treasury Bills, which matured on July 17, 2014 and $484 of cash equivalents.  On July 17, 2014, upon the maturity of the Company’s U.S. Treasury Bills, the Company received proceeds of $81,327,000 and used a portion of those proceeds in the amount of $81,325,893, to purchase U.S. Treasury Bills with a maturity date of August 14, 2014. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2014 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Bills	$81,324,888	$1,299	$81,326,187

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,585,418 shares at June 30, 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the six months ended June 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2014 through the date which these financial statements were issued.  Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Note 5— Commitments and Contingencies

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”).  Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013.  During the three and six months ended June 30, 2014 the Company has paid $30,000 and $60,000, to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2014, there are no shares of preferred stock issued or outstanding.

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

At June 30, 2014, 2,949,207 shares of the Company’s common stock were issued and outstanding, excluding 7,585,418 shares subject to possible conversion or tender.

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

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.”  Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2014 and December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred net losses of $204,949 and $455,235 for the three and six months ended June 30, 2014, respectively.  Costs incurred during the reporting period consist primarily of legal and professional fees associated with compliance with our reporting obligations as a public company, our efforts to locate a suitable target business combination candidate, and performing due diligence on such candidates.  During the three and six months ended June 30, 2014, we also incurred $30,000 and $60,000, respectively, of office expenses payable to Cambridge Capital LLC. Until we consummate a business combination, we will not have revenues.

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

As of June 30, 2014, we had $545,155 in our operating bank accounts and $81,325,372 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of June 30, 2014, we have not withdrawn from the trust account any interest income for our working capital and tax obligations. As of June 30, 2014, $20,372 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. As of August 4, 2014, for the week ended August 1, 2014, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.02%, 0.03% and 0.06%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  There can be no assurance that we can issue additional securities or incur debt on commercially acceptable terms or at all.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services as of June 30, 2014	$180,000	$120,000	$60,000
TOTAL	$180,000	$120,000	$60,000

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Through August 8, 2014, we have not withdrawn any amount from the interest income earned on the trust account for our working capital and tax obligations.

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

Date: August 13, 2014	CAMBRIDGE CAPITAL ACQUISITION CORPORATION

	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director