Form 10-Q
period 2014-09-30
Cambridge Capital Acquisition Corp
filed 2014-11-14
CIK 1588869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

As of November 12, 2014, there were 10,534,625 shares of Common Stock, $0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cambridge Capital Acquisition Corporation
Condensed Balance Sheets

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$271,946	$803,613
Prepaid expenses	9,938	25,300
Total current assets	281,884	828,913

Restricted investments and cash equivalents held in trust account	81,330,820	81,305,000
Total assets	$81,612,704	$82,133,913

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	$155,108	$15,000
Accrued Delaware franchise tax	58,528	-
Accrued expenses - related party	9,573	4,667
Total liabilities	223,209	19,667

Commitments

Common stock, subject to possible conversion or tender, 7,563,316 and 7,635,074 shares at conversion value at September 30, 2014 and December 31, 2013, respectively	76,389,494	77,114,245

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 2,971,309 shares issued and outstanding (excluding 7,563,316 shares subject to possible conversion or tender) at September 30, 2014 and 2,899,551 shares issued and outstanding (excluding 7,635,074 shares subject to possible conversion or tender) at December 31, 2013	297	290
Additional paid-in capital	5,686,492	5,008,040
Accumulated deficit	(686,788)	(8,329)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,612,704	$82,133,913

Cambridge Capital Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Formation and operating costs
Legal and professional fees	$49,834	$257,724
General and administrative expenses	148,850	356,592
Office expense - related party	30,000	90,000
Loss from operations	228,684	704,316

Interest income (expense)	5,460	25,857

Net Loss	$(223,224)	$(678,459)

Weighted average shares outstanding, basic and diluted(1)	2,949,447	2,926,336

Basic and diluted net loss per common share	$(0.08)	$(0.23)

(1)	For the three and nine months ended September 30, 2014, weighted average shares outstanding excluded 7,563,316 shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed financial statements

Cambridge Capital Acquisition Corporation
Condensed Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - January 1, 2014	2,899,551	$290	$5,008,040	$(8,329)	$5,000,001

Payment of offering costs	-	-	(46,292)	-	(46,292)

Change in net proceeds subject to possible redemption(1)	71,758	7	724,744	-	724,751

Net loss for the nine months ended September 30, 2014	-	-	-	(678,459)	(678,459)

Balance, September 30, 2014 (unaudited)	2,971,309	$297	$5,686,492	$(686,788)	5,000,001

(1)	As a result of changes in the Company's net tangible assets, a total of 7,563,316 shares of common stock were subject to conversion or tender at September 30, 2014

The accompanying notes are an integral part of these condensed financial statements

Cambridge Capital Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

For the Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(678,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(25,820)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,362
Accrued expenses	198,636
Accrued expenses - related party	4,906
Net Cash Used in Operating Activities	(485,375)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(243,958,629)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	243,958,629
Net Cash Used in Investing Activities	-

Cash flows from financing activities:
Payment of offering costs	(46,292)
Net Cash Used in Financing Activities	(46,292)

Net decrease in cash and cash equivalents	(531,667)
Cash and cash equivalents - beginning	803,613
Cash and cash equivalents - ending	$271,946

The accompanying notes are an integral part of these condensed financial statements

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern

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

At September 30, 2014, the Company had not yet commenced any operations. All activity through September 30, 2014 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on December 17, 2013. On December 23, 2013, the Company consummated the Public Offering of 7,000,000 units (“Units”) at $10.00 per Unit and received net proceeds of $67,217,475 after payment of underwriters discount of $2,275,000 and offering expenses of $507,525 and simultaneously raised $4,275,000 through the issuance of 427,500 private units (“Private Units”) at $10.00 per unit to the Company’s initial stockholders (collectively, the “Sponsors”) and the underwriters (and/or their respective designees) in a private placement (See Note 4 – Public Offering and Private Placement). Subsequent to December 31, 2013, the Company paid $46,292 in additional offering expenses, for a total amount of offering expenses paid of $553,817.

On December 23, 2013, the underwriters exercised their over-allotment option and on December 30, 2013, the Company consummated the closing of the over-allotment option (the “Overallotment”). The Public Offering and the Overallotment are collectively referred to as the “Offering.” The Company sold 1,050,000 units pursuant to the Overallotment at an offering price of $10.00 per Unit, generating net proceeds of $10,158,750 after payment of underwriters’ discount of $341,250. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Sponsors and the underwriters purchased an additional 44,625 Private Units at $10.00 per Private Unit generating gross proceeds of $446,250. The private placements consummated simultaneously with the Offering are collectively referred to as the “Private Placement.”

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Liquidity and Going Concern

As of September 30, 2014, the Company had $271,946 in its operating bank accounts and $81,330,820 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert its common shares. As of September 30, 2014, the Company has not withdrawn from the trust account any interest income for its working capital and tax obligations. As of September 30, 2014, $25,820 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

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

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with Securities and Exchange Commission on March 28, 2014.

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

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2014, investment securities held in the Trust Account consisted solely of $81,330,820 of cash equivalents.

From time to time, the Company may invest the amounts held in the Trust Account in United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and are adjusted for the accretion of discounts.

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

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Common shares subject to possible redemption of 7,563,316 shares at September 30, 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the nine months ended September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with its Quarterly Report on Form 10-Q filed on August 13, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2014 through the date which these financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Note 5— Commitments and Contingencies

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013. During the three and nine months ended September 30, 2014 the Company has paid $30,000 and $90,000, to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

The Company has engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, the Company has agreed to pay the law firm $3,000 per month plus additional legal fees not to exceed $100,000 per calendar year. Upon the consummation of a Business Combination, the Company will pay the law firm an additional cash fee for its services, the amount of which has not yet been determined and for which the Company is not yet able to provide an estimate.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on December 23, 2013, the Sponsors Shares, consisting of a total of 2,012,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000. This number included an aggregate of 262,500 shares that would have been subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters. On December 23, 2013, the underwriters exercised their over allotment option and such option was fully exercised on December 30, 2013. As a result, no shares remain subject to forfeiture.

At September 30, 2014, 2,971,309 shares of the Company’s common stock were issued and outstanding, excluding 7,563,316 shares subject to possible conversion or tender.

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

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014 and December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred net losses of $223,224 and $678,459 for the three and nine months ended September 30, 2014, respectively. Costs incurred during the reporting period consist primarily of legal and professional fees associated with compliance with our reporting obligations as a public company, our efforts to locate a suitable target business combination candidate, and performing due diligence on such candidates. During the three and nine months ended September 30, 2014, we also incurred $30,000 and $90,000, respectively, of office expenses payable to Cambridge Capital LLC, a related party. Until we consummate a business combination, we will not have revenues.

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

As of September 30, 2014, we had $271,946 in our operating bank accounts and $81,330,820 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of September 30, 2014, we have not withdrawn from the trust account any interest income for our working capital and tax obligations. As of September 30, 2014, $25,820 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above.

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

We will need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties. None of our shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have engaged a law firm to assist us with our legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, we have agreed to pay the law firm $3,000 per month plus additional legal fees not to exceed $100,000 per calendar year. Upon the consummation of a Business Combination, we will pay the law firm an additional cash fee for its services, the amount of which has not yet been determined and for which we are not yet able to provide an estimate.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services as of September 30, 2014	$150,000	$120,000	$30,000
TOTAL	$150,000	$120,000	$30,000

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Through November 12, 2014, we have not withdrawn any amount from the interest income earned on the trust account for our working capital and tax obligations.

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

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	CAMBRIDGE CAPITAL ACQUISITION CORPORATION
	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director

