Form 10-K
period 2014-12-31
Cambridge Capital Acquisition Corp
filed 2015-03-03
CIK 1588869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act). Yes  ☒    No  ☐

As of June 30, 2014 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $83,374,976.

As of February 26, 2015, there were 10,534,625 shares of Common Stock, $ 0.0001 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Cambridge Capital Acquisition Corporation.

Introduction

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business were not limited to a particular industry or geographic region, although we have focused our search on target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry. On December 1, 2014, Cambridge Capital Acquisition Corporation, a Delaware corporation (“Cambridge”), entered into a Business Combination Agreement (the “Merger Agreement”) by and among Cambridge, Cambridge Holdco, Inc., a Marshall Islands corporation and wholly-owned subsidiary of Cambridge (“Holdco”), Cambridge Merger Sub, Inc., a Marshall Islands corporation and a wholly-owned subsidiary of Holdco (“Merger Sub”), Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”), and, solely for the purposes of certain sections thereto, Mr. Por Liu. Subject to certain conditions described therein, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge will be merged with and into Holdco, with Holdco surviving the Merger (the “Cambridge Merger”) and (ii) Merger Sub will be merged with and into Parakou, with Parakou surviving the Merger and becoming the wholly-owned subsidiary of Holdco (the “Parakou Merger” and, together with the Cambridge Merger, the “Mergers”). See “Merger Agreement”, below.

Merger Agreement

On December 1, 2014, Cambridge entered into the Merger Agreement by and among Cambridge, Holdco, Merger Sub, Parakou and Mr. Por Liu. Subject to certain conditions described therein, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge will be merged with and into Holdco, with Holdco surviving the Merger and (ii) Merger Sub will be merged with and into Parakou, with Parakou surviving the Merger and becoming the wholly-owned subsidiary of Holdco.

Parakou is a fully integrated industrial shipping company engaged in the seaborne transportation of liquid petroleum products that owns and operates a fleet of modern medium range, or MR, product tankers. Parakou’s fleet consists of eight 51,000 deadweight ton MR product tankers, which were transferred in July 2014 from Parakou (International) Limited, a Hong Kong based shipping firm founded in 1985. Parakou’s existing fleet is primarily employed under time-charter contracts with terms generally between three and five years and an average remaining charter, as of December 1, 2014, of 1.5 years. Parakou was incorporated under the laws of the Marshall Islands in January 2014 and is headquartered in Singapore with an additional office in New York City.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each share of Cambridge common stock, par value $.0001 (“Cambridge Common Stock”), issued and outstanding prior to the Effective Time (other than shares with respect to which conversion rights are properly exercised) will be exchanged for one common share of Holdco, par value $.0001 (“Holdco Common Share”), each Cambridge warrant and purchase option will be deemed to be converted into one Holdco warrant or purchase option, respectively, and Mr. Por Liu will receive 5,800,000 Holdco Common Shares in exchange for all of the common shares of Parakou, par value $0.01. Additionally, Cambridge’s initial stockholders, including certain of its directors and officers, have agreed to cancel an aggregate of 1,012,500 of their shares of Cambridge Common Stock immediately prior to the consummation of the Cambridge Merger. Each of Mr. Por Liu and the Cambridge initial stockholders will have the right to receive additional Holdco Common Shares (up to 2,000,000 additional shares for Mr. Liu in the aggregate and 1,012,500 additional shares for the Cambridge initial stockholders in the aggregate) if Holdco achieves certain EBITDA targets (the “Earn Out Targets”), if Holdco achieves certain share price targets (“Share Price Targets”) or Holdco undergoes a Change of Control (as defined in the Merger Agreement), in each case, as set forth in the Merger Agreement.

As a result of the Mergers and subject to the terms and conditions of the Merger Agreement, Holdco is expected to become the public company and will change its name to “Parakou Tankers, Inc.” After the completion of the proposed Mergers, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu are expected to own 52.5%, 9.6% and 37.9%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers. If the Earn Out Targets or Share Price Targets are fully achieved or Holdco undergoes a Change of Control, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu would own 43.9%, 13.6% and 42.5%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers.

The closing of the Mergers is subject to approval by the stockholders of Cambridge, holders of no more than 7,536,766 shares (as of December 31, 2014) of the common stock of Cambridge issued in Cambridge’s initial public offering (the “IPO”) exercising their rights to convert their shares into a pro rata share of Cambridge’s trust fund (the “Trust Fund”) in accordance with Cambridge’s charter documents, Cambridge having cash on hand of at least $50,000,000 after giving effect to payment of amounts that Cambridge will be required to pay to converting stockholders upon consummation of the Mergers and other customary closing conditions for transactions of this nature.

The consummation of the Mergers are subject to receipt of the required approval by the stockholders of Cambridge and Parakou, as well as the fulfillment of certain other conditions, as described in Amendment No. 1 to the Registration Statement on Form S-4 (the “Merger Form S-4”) filed by Holdco on January 29, 2015 under the captions “Summary – Conditions to the Closing of the Merger” and “Merger Agreement – Conditions to Closing of the Merger” and in the Merger Agreement. There can be no assurance that the Mergers will be consummated.

The description of the Merger Agreement contained in the Merger Form S-4 under the caption “Merger Agreement” and the description of Parakou’s business under the caption “Business of Parakou” are incorporated herein by reference.

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

Financial Position

With funds available for our initial business combination in the amount of $81,305,000 at December 31, 2014, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Operating and Investing Experience

Our executive officers have significant experience in the supply chain industry. Benjamin Gordon, our chief executive officer, has approximately 20 years of experience in the supply chain industry and is the founder and chief executive officer of BG Strategic Advisors (“BGSA”) and Cambridge Capital LLC. Mitchell Gordon is our president, chief financial officer and director. He has served as executive vice president and chief financial officer and member of the Office of the President of Interpool, Inc. (Interpool), one of the world’s largest marine container and chassis leasing companies. In addition, he was a founder of Atlas Capital, a private equity firm focused on acquiring transportation companies. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

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

Fair Market Value of Target Business

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. Our board of directors has determined that this test was met in connection with the proposed merger with Parakou.

Stockholder Approval of Business Combination

In connection with the proposed merger with Parakou, we will seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our sponsors, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described in the Merger Form S-4.

We will consummate the proposed merger with Parakou only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In addition, it is a condition to the consummation of the Parakou merger that after giving effect to the exercise of conversion rights by our stockholders, we shall have at least $50,000,000 of cash in our trust account. Accordingly, public stockholders owning 3,084,481 shares (as of December 31, 2014) of our common stock may exercise their conversion rights and we could still consummate the business combination so long as a majority of shares voted at the meeting are voted in favor of the business combination.

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

Our chief executive officer has indicated his intention to purchase shares of our common stock in the open market. Through February 26 he has purchased 5,000 shares of our common stock. None of our other officers, directors, sponsors or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsors and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

In connection with the business combination with Parakou, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account (approximately $10.10 as of December 31, 2014).

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

We will also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to tender their certificates to our transfer agent at any time prior to the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

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

If we do not complete a business combination by June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a business combination by June 23, 2015 but the business combination has not been completed by that date), we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, our executive officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our sponsors have agreed to waive any conversion rights with respect to any insider shares, private units and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a business combination by June 23, 2015 but the business combination has not been completed by that date), then our existence will terminate and we will distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public holders of shares of common stock;

●	upon the consummation of our public offering, a certain amount of the proceeds from our public offering be placed into the trust account; and

●	prior to our initial business combination, we may not issue (i) any shares of common stock or any securities convertible into common stock, or (ii) any securities that participate in any manner in the proceeds of the trust account, or that vote as a class with our common stock sold in our public offering on our initial business combination.

Competition

If we succeed in effecting a business combination with Parakou, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Parakou’s competition can be found in the section of the Merger S-4 captioned “Business of Parakou – Competition” which is incorporated herein by reference.

Prior to consummating a business combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the proceeds in our trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to pay the fee to EarlyBirdCapital for acting as an investment banker in connection with our initial business combination;

●	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our sponsors, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our sponsors, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

In addition, if the business combination with Parakou is not completed, we will have a limited period of time to negotiate and consummate another business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

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

We may be required by the Sarbanes-Oxley Act to have our internal control procedures audited for the fiscal year ending December 31, 2015. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Legal Proceedings

There is no litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The description of the risks related to Parakou’s industry and business contained in the Merger Form S-4 under the captions “Risks Related to Parakou’s Industry” and “Risks Related to Parakou’s Business”, respectively, are incorporated herein by reference.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until June 23, 2015 or later before receiving distributions from the trust account.

We will have until June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a business combination by June 23, 2015 but the business combination has not been completed by that date) to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

The proposed business combination with Parakou, if consummated, will result in a change of control of our ownership. Any other business combination we pursue may cause a change in control of our ownership.

Mr. Por Liu, Parakou’s Chairman and Chief Executive Officer, will own approximately 37.9% of our outstanding common shares immediately after consummation of the Mergers (assuming that none of our stockholders exercise their conversion rights) and up to 42.5% of our outstanding common shares if all of the Earn Out or Share Price Targets are achieved in the next three years or a change in control occurs (assuming that none of our stockholders exercise their conversion rights).

However, if the business combination with Parakou is not consummated, in connection with another business combination, we may issue a substantial number of shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete such business combination.

Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 20,103,250 authorized but unissued shares of common stock available for issuance (after reserving for shares issuable upon the exercise of our warrants outstanding and the exercise of the unit purchase option). We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our IPO and simultaneous private placement, approximately $800,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several months. Accordingly since we have not earned a sufficient amount of interest on the funds held in the trust account and have used all of the funds held outside of the trust account, we will not have sufficient funds available with which to complete our merger with Parakou or to fund our search for a target business if the merger with Parakou is not consummated. We will likely need to borrow funds from our sponsors, officers or directors to operate or may be forced to liquidate. Our sponsors, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the June 23, 2015 or December 23, 2015 deadline, as applicable, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

If we do not complete the business combination with Parakou, since we are not limited to a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

If we do not complete the business combination with Parakou, we may consummate an initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. Our board of directors determined that this test was met in connection with the proposed business combination with Parakou.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our business combination with Parakou or another initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

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

If the business combination with Parakou is not completed and we enter into a business combination with another target business, our key personnel may negotiate employment or consulting agreements with a target business in connection with another business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel have not entered into any employment or consulting agreements with us or Parakou in connection with the proposed business combination with Parakou. However, if the business combination with Parakou is not completed and we enter into a business combination with another target business, our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

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

On January 2, 2015, we received notice from NASDAQ that, as a result of our failure to hold an annual meeting, NASDAQ has determined to delist our securities from the NASDAQ stock market. NASDAQ’s determinations have not resulted in the immediate delisting of our securities and we have commenced an appeal of NASDAQ’s determination.

On February 5, 2015, NASDAQ held a hearing to consider our appeal. On February 10, 2015, we received notice from NASDAQ that they granted our request for continued listing, assuming we have completed an initial business combination prior to July 1, 2015 and that we have demonstrated, on the earlier of July 20, 2015 or 20 days after the completion of an initial business combination, that we are in compliance with the initial listing standards of NASDAQ. If we fail to meet these requirements, our stock may be delisted from the NASDAQ stock market.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We will acquire a single target business, if the business combination with Parakou is completed. If the business combination with Parakou is not completed, we may still be only able to complete one business combination with the proceeds in our trust account. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if the business combination with Parakou is not completed and we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If the business combination with Parakou is not completed and another business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. In light of our mandatory liquidation date of June 23, 2015 or December 23, 2015, as applicable, the business combination with Parakou may be the only opportunity for us to complete our initial business combination.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

In connection with the business combination with Parakou, each public stockholder (but not our sponsors, officers or directors) has the right to have his, her or its shares of common stock converted to cash (subject to limitations) regardless of whether such stockholder votes for or against the business combination. We will consummate the business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock issued in our initial public offering voted are voted in favor of the business combination. In addition, it is a condition to the consummation of the business combination that after giving effect to the exercise of conversion rights by our stockholders, we shall have at least $50,000,000 of cash in our trust account. Accordingly, if public stockholders owning more than 3,084,481 shares (as of December 31, 2014) of our common stock exercise their conversion rights, we would not be able to satisfy this condition.

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

We are requiring public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with the special stockholder meeting to be called to approve the proposed initial business combination with Parakou (or, if we are unable to complete our business combination with Parakou, another business combination for which we seek shareholder approval), each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares of common stock into a share of the trust account. We are requiring public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We will require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements for conversion. As such, converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination with Parakou is not approved.

We will require public stockholders who wish to convert their shares of common stock to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If the business combination with Parakou is not consummated, because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

If the business combination with Parakou is not consummated, we expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that if the business combination with Parakou is not consummated there are numerous potential target businesses that we could acquire with the proceeds in our trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources and our mandatory liquidation date. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase option, and the future dilution they represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

The Merger Agreement provides, as a condition to Parakou’s obligation to consummate the business combination, that Cambridge must maintain at least $50,000,000 in net tangible assets, after giving effect to the exercise of conversion rights by our public stockholders. If we fail to satisfy the foregoing condition and Parakou does not waive this requirement, Parakou may terminate the Merger Agreement. If, because of payments made to converting stockholders, we fail to maintain a balance of at least $50,000,000 in net tangible assets, and Parakou waives the condition that we maintain the minimum amount of cash in our trust account, Parakou may need to raise additional capital through debt and/or equity financing. In addition, if the business combination with Parakou is not completed, we cannot ascertain the capital requirements for any particular future transaction. We may be required to seek additional financing to complete any such transaction. Financing may not be available to us or Parakou, as applicable, on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsors, including our officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsors, including our officers and directors, collectively own approximately 23.6% of our issued and outstanding shares of common stock. Our chief executive officer has indicated his intention to purchase shares on the open market. Through February 26, 2015, he has purchased 5,000 shares of our common stock. None of our other sponsors, officers, directors or their affiliates has indicated any intention to purchase any units or shares from persons in the open market or in private transactions. However, our sponsors, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering as well as the private shares and any shares of common stock acquired in this offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, public stockholders will not be able to exercise their voting rights under corporate law until after the consummation of an initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In connection with our proposed business combination with Parakou we plan to hold a special meeting of stockholders concurrent with an annual meeting of stockholders. However, with any other business combination, in accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this annual report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

For our proposed business combination with Parakou, their business is consistent with our previously disclosed acquisition criteria and guidelines. And, to give further guidance to investors, we have included an investor presentation as an exhibit to our Form 8-K filed on December 2, 2014. We could seek to deviate from the acquisition criteria or guidelines disclosed in this annual report although we have no current intention to do so. For instance, as required by NASDAQ rules, we currently anticipate acquiring a target business that has a fair market value that is at least equal to 80% of the balance of the trust account at the time of the execution of a definitive agreement for a business combination. However, we could be delisted from NASDAQ and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and third parties that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this annual report would be rendered irrelevant. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

Our outstanding warrants and unit purchase option may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 8,522,125 shares of common stock as part of the units offered by our public offering and private placement. We may also issue additional units (including warrants) to our officers, directors, sponsors or their affiliates upon conversion of promissory notes issued to such persons for loans made to supplement our working capital requirements, as described elsewhere in this annual report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The requirement that we complete our initial business combination by December 23, 2015 may give the current owner of Parakou, or if not Parakou, another target business leverage over us in consummating our initial business combination.

We have until June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a business combination by June 23, 2015 but the business combination has not been completed by that date) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We have obtained a fairness opinion in regards to our proposed business combination with Parakou from SC&H Capital an independent investment banking firm. However, if the business combination with Parakou is not completed, we will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We have obtained an opinion from SC&H Capital, an independent investment banking firm, as to the fair market value of Parakou. However, if the business combination with Parakou is not complete, we will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. Parakou is not currently subject to Section 404 of the Sarbanes-Oxley Act. However, following the Mergers, we will be subject to the Sarbanes-Oxley Act. Parakou, or a different target company if the business combination with Parakou is not consummated, may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of Parakou or any subsequent such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

If we consummate our initial business combination with Parakou or another company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may consummate our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we consummate our initial business combination with Parakou or another target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we consummate our initial business combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”), such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. In our Merger Form S-4, we have provided financial statements of Parakou prepared in accordance with IFRS and audited under PCAOB standards. However if we are unable to complete the business combination with Parakou, these financial statement requirements may limit the pool of potential target businesses we may acquire.

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

Supply Chain Industry Risks

Business combinations with companies with operations in the supply chain industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the supply chain industry, we will be subject to, and possibly adversely affected by, the following risks:

●	increased costs or decreased availability of third-party providers of certain transportation services;

●	the negative impacts of catastrophic events;

●	competition and consolidation of the specific sector of the supply chain management industry within which the target business operates;

●	obtaining the necessary insurance coverage for the target business’ operations;

●	increased government regulations in the supply chain management industry, including with respect to, among other matters, increased anti-terrorism measures and handling of regulated waste, and the costs of compliance with such regulations; and

●	changes in demands for outsourcing supply chain management activities.

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

The following table sets forth the quarterly high and low closing prices of our units, shares of common stock and warrants on the NASDAQ Capital Market for the periods indicated:

	Units (CAMBU)		Shares (CAMB)(1)		Warrants (CAMBW) (1)
	High	Low	High	Low	High	Low
Fiscal year ended December 31, 2013:
Fourth Quarter	$10.08	$10.00	$-	$-	$-	$-
Fiscal year ended December 31, 2014:
First Quarter	$11.10	$9.96	$12.00	$8.00	$2.10	$0.10
Second Quarter	$10.49	$9.76	$10.00	$9.56	$0.75	$0.34
Third Quarter	$10.70	$9.89	$9.89	$9.70	$0.43	$0.01
Fourth Quarter	$10.31	$10.04	$9.93	$9.69	$0.50	$0.30
Fiscal year ended December 31, 2015:
First Quarter (through February 26, 2015)	$10.30	$10.16	$9.98	$9.72	$0.39	$0.10

(1) Such shares and warrants were eligible to begin separately trading on January 27, 2014.

As of February 26, 2015, there were 16 holders of record of our shares of common stock, 1 holder of record of our warrants, and 16 holders of record of our units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

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

Through February 26, 2015, we have withdrawn $35,618 from the interest income earned on the trust account for our working capital and tax obligations.

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

Recent Sales of Unregistered Securities

No sales of unregistered securities have been made during the applicable period.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2014	For the period from October 1, 2013 (inception) through December 31, 2013
Loss from operations	$(948,835)	$(8,329)
Net loss	$(914,698)	$(8,329)
Basic and diluted net loss per common share	$(0.31)	$-

	As of December 31, 2014	As of December 31, 2013
Cash and cash equivalents	$47,185	$803,613
Restricted cash and cash equivalents held in trust account	$81,339,095	$81,305,000
Total assets	$81,388,725	$82,133,913
Common stock subject to possible conversion or tender at conversion value	$76,153,255	$77,114,245
Stockholders’ Equity	$5,000,001	$5,000,001

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

On December 1, 2014, Cambridge Capital Acquisition Corporation, a Delaware corporation (“Cambridge”), entered into a Business Combination Agreement (the “Merger Agreement”) by and among Cambridge, Cambridge Holdco, Inc., a Marshall Islands corporation and wholly-owned subsidiary of Cambridge (“Holdco”), Cambridge Merger Sub, Inc., a Marshall Islands corporation and a wholly-owned subsidiary of Holdco (“Merger Sub”), Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”), and, solely for the purposes of certain sections thereto, Mr. Por Liu. Subject to certain conditions described therein, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge will be merged with and into Holdco, with Holdco surviving the Merger (the “Cambridge Merger”) and (ii) Merger Sub will be merged with and into Parakou, with Parakou surviving the Merger and becoming the wholly-owned subsidiary of Holdco (the “Parakou Merger” and, together with the Cambridge Merger, the “Mergers”).

Parakou is a fully integrated industrial shipping company engaged in the seaborne transportation of liquid petroleum products that owns and operates a fleet of modern medium range, or MR, product tankers. As of December 1, 2014, Parakou’s fleet consists of eight 51,000 deadweight ton MR product tankers, which were transferred in July 2014 from Parakou (International) Limited, a Hong Kong based shipping firm founded in 1985. Parakou’s existing fleet is primarily employed under time-charter contracts with terms generally between three and five years and an average remaining charter, as of December 1, 2014, of 1.5 years. Parakou was incorporated under the laws of the Marshall Islands in January 2014 and is headquartered in Singapore with an additional office in New York City.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each share of Cambridge common stock, par value $.0001 (“Cambridge Common Stock”), issued and outstanding prior to the Effective Time (other than shares with respect to which conversion rights are properly exercised) will be exchanged for one common share of Holdco, par value $.0001 (“Holdco Common Share”), each Cambridge warrant and purchase option will be deemed to be converted into one Holdco warrant or purchase option, respectively, and Mr. Por Liu will receive 5,800,000 Holdco Common Shares in exchange for all of the common shares of Parakou, par value $0.01. Additionally, Cambridge’s initial stockholders, including certain of its directors and officers, have agreed to cancel an aggregate of 1,012,500 of their shares of Cambridge Common Stock immediately prior to the consummation of the Cambridge Merger. Each of Mr. Por Liu and the Cambridge initial stockholders will have the right to receive additional Holdco Common Shares (up to 2,000,000 additional shares for Mr. Liu in the aggregate and 1,012,500 additional shares for the Cambridge initial stockholders in the aggregate) if Holdco achieves certain EBITDA targets (the “Earn Out Targets”), if Holdco achieves certain share price targets (“Share Price Targets”) or Holdco undergoes a Change of Control (as defined in the Merger Agreement), in each case, as set forth in the Merger Agreement.

As a result of the Mergers and subject to the terms and conditions of the Merger Agreement, Holdco is expected to become the public company and will change its name to “Parakou Tankers, Inc.” After the completion of the proposed Mergers, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu are expected to own 52.5%, 9.6% and 37.9%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers. If the Earn Out Targets or Share Price Targets are fully achieved or Holdco undergoes a Change of Control, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu would own 43.9%, 13.6% and 42.5%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers.

The closing of the Mergers is subject to approval by the stockholders of Cambridge, holders of no more than 7,536,766 shares (as of December 31, 2014) of the common stock of Cambridge issued in Cambridge’s initial public offering (the “IPO”) exercising their rights to convert their shares into a pro rata share of Cambridge’s trust fund (the “Trust Fund”) in accordance with Cambridge’s charter documents, Cambridge having cash on hand of at least $50,000,000 (assuming Parakou does not otherwise waive this requirement) after giving effect to payment of amounts that Cambridge will be required to pay to converting stockholders upon consummation of the Mergers and other customary closing conditions for transactions of this nature.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.”   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at each of December 31, 2014 and 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred net losses of $914,698 and $8,329 for the year ended December 31, 2014 and for the period from October 1, 2013 (inception) through December 31, 2013, respectively.

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

As of December 31, 2014, we had $47,185 in our operating bank accounts and $81,339,095 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert our common shares. As of December 31, 2014, we had not withdrawn from the trust account any interest income for our working capital and tax obligations. As of December 31, 2014, $34,095 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. Through February 26, 2015, we have withdrawn $35,618 from the interest income on our trust account to fund our working capital requirements. As of February 23, 2015, for the week ended February 20, 2015, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.02%, 0.02% and 0.07%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services	$120,000	$120,000	$0
TOTAL	$120,000	$120,000	$0

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

pART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Benjamin Gordon	41	Chief Executive Officer, Secretary, Treasurer and Director
Mitchell Gordon	57	President, Chief Financial Officer and Director
Michael Durham	64	Director
Nathan Gantcher	74	Director
Scott Laurans	67	Director

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

Audit Committee

Our audit committee of the board of directors consists of Michael Durham, Nathan Gantcher and Scott Laurans, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	discussing planned audit strategy with the independent auditor;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock(2)
Benjamin Gordon	60,483	* %
Mitchell I. Gordon	87,716	* %
Michael J. Durhan	62,173	* %
Nathan Gantcher	104,346	1.0%
Scott B. Laurans	104,346	1.0%
All directors and executive officers as a group (5 individuals)	419,064	4.0%
Davidson Kempner Partners(3)	695,000	6.6%
ACK Asset Management LLC (4)	587,021	5.6%
Jonathan Morris (5)	1,578,043	15.0%
AQR Capital Management, LLC (6)	1,584,000	15.0%
Polar Securities Inc. (7)	687,649	6.53%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Cambridge Capital Acquisition Corporation, 525 South Flagler Drive, Suite 201, West Palm Beach, Florida 33401.

(2)	Based on 10,534,625 shares of common stock outstanding. Does not include shares of common stock underlying the warrants included within the units sold in the IPO and the shares of common stock and warrants underlying the unit purchase option sold to the underwriter, which will not become exercisable within the next 60 days.

(3)	Based on information contained in a Schedule 13G/A filed on December 30, 2013 by Davidson Kempner Partners, a New York limited partnership (“DKP”), MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP an MHD. Pursuant to the Schedule 13G/A, the following entities have shares voting and dispositive power over the shares listed next to their names: DKP—128,784 shares; Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”). Davidson Kempner International Advisors Inc., a New York corporation, is the general partner of DKIP—283,282 shares; Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”). Davidson Kempner International Advisors, L.C.C., a Delaware limited liability company, is the investment manager of DKIL—282,934 shares; Davidson Kempner Capital Management LLC, a New York limited liability company and a registered investment advisor with the U.S Securities and Exchange Commission, acts as investment manager to each of DKP, DKIP, and DKIL (“DKCM”) either directly or by virtue a sub-advisory agreement with the investment manager of the relevant fund—226,052; Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company (“DKIA”)—402,511. In addition, Messrs. Thomas L. Kempner, Jr. and Stephen M. Dowicz (collectively, the “Principals) through DKCM, are responsible may be deemed to beneficially own an aggregate of 695,000 shares as a result of their voting and dispositive power through DKCM.

(4)	Includes shares held by ACK Asset Management LLC, as investment manager through ACK’s managing members, (i) John Reilly and (ii) Richard Mesienberg. The business address of ACK Asset Management, LLC is 2 Overhill Road, Suite 400, Scarsdale, NY, 10583. Information respecting ACK Asset Management LLC was derived from a Schedule 13G filed on December 31, 2013.

(5)	Includes 10,543 shares held by Mr. Morris directly and 1,567,500 shares held by the Gordon Family 2007 Trust. Mr. Morris is the trustee of the Gordon Family 2007 Trust and exercises voting and dispositive power over the shares held by such entity. Information was derived from a Form 4 filed on December 26, 2013.

(6)	Based on information provided in a Schedule 13G/A filed on February 17, 2015, AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC and serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. The principal business address of AQR Capital Management LLC and AQR Capital Management Holdings is 2 Greenwich Plaza, Greenwich, CT 06830.

(7)	Based on information provided in a Schedule 13G/A on February 13, 2015, Polar Securities Inc., a company incorporated under the laws of Ontario, Canada, is an investment adviser to North Pole Capital Master Fund, a Cayman Islands exempted company. The principal business address of Polar Securities Inc. and North Pole Capital Master Fund is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Notwithstanding the proposed business combination with Parakou, described elsewhere herein, are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

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

Equity Compensation Plans

As of December 31, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees

For the year ended December 31, 2014 and for the period from October 1, 2013 (inception) through December 31, 2013, fees for our independent registered public accounting firm were $59,941 and $42,500, respectively.

Audit-Related Fees

For the year ended December 31, 2014 and for the period October 1, 2013 (inception) through December 31, 2013 audit related fees from our independent registered public accounting firm were $48,140 and $7,500, respectively.

Tax Fees

For the year ended December 31, 2014 and for the period October 1, 2013 (inception) through December 31, 2013 tax related fees from our independent registered public accounting firm were $1,950 and $0, respectively.

All Other Fees

For the year ended December 31, 2014 and for the period October 1, 2013 (inception) through December 31, 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)
3.2	Amended and Restated Certificate of incorporation. (2)
3.3	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Form of Unit Purchase Option to be issued to EarlyBirdCapital, Inc. (3)
4.5	Form of Warrant Agreement among the Registrant and Continental Stock Transfer & Trust Company. (3)
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Sponsors. (2)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (2)
10.4	Form of Letter Agreement between Cambridge Capital LLC and Registrant regarding administrative support. (2)
10.5	Promissory Note issued to Cambridge Capital LLC. (1)
10.6	Form of Registration Rights Agreement among the Registrant and the Sponsors and EarlyBirdCapital, Inc. (2)
10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Private Units. (2)
10.8	Business Combination Agreement, dated as of December 1, 2014, by and among Cambridge Capital Acquisition Corporation, Cambridge Holdco, Inc., Cambridge Merger Sub, Inc., Parakou Tankers, Inc. and, solely for the purposes of certain sections thereof, Por Liu. (4)
10.9	Sponsors Agreement, dated as of December 1, 2014, by and among the Sponsors party thereto and Parakou Tankers, Inc. (4)
10.10	Shareholders Agreement, dated as of December 1, 2014, by and among Cambridge Holdco, Inc., Por Liu and Benjamin Gordon. (4)
14.1	Code of Ethics. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.1350
99.1	Form of Audit Committee Charter. (2)
99.2	Form of Nominating Committee Charter. (2)

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

(4) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36229, filed with the Securities and Exchange Commission on December 2, 2014)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2015.

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

Name	Title	Date

/s/ Benjamin Gordon	Chief Executive Officer, Secretary,	March 2, 2015
Benjamin Gordon	Treasurer, and Director

/s/ Mitchell Gordon	President, Chief Financial Officer, and Director	March 2, 2015
Mitchell Gordon

/s/ Michael Durham	Director	March 2, 2015
Michael Durham

/s/ Nathan Gantcher	Director	March 2, 2015
Nathan Gantcher

/s/ Scott Laurans	Director	March 2, 2015
Scott Laurans

Cambridge Capital Acquisition Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of Cambridge Capital Acquisition Corporation

We have audited the accompanying consolidated balance sheet of Cambridge Capital Acquisition Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014 and for the period October 1, 2013 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Capital Acquisition Corporation and Subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period October 1, 2013 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has no present revenue and the Company’s cash and working capital as of December 31, 2014 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 2, 2015

Cambridge Capital Acquisition Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2014	2013
Current Assets:
Cash and cash equivalents	$47,185	$803,613
Prepaid expenses	2,445	25,300
Total current assets	49,630	828,913

Restricted investments and cash equivalents held in trust account	81,339,095	81,305,000
Total assets	$81,388,725	$82,133,913

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	139,342	15,000
Accrued Delaware franchise tax	86,529	-
Accrued expenses - related party	9,598	4,667
Total liabilities	235,469	19,667

Commitments

Common stock, subject to possible conversion or tender, 7,536,766 and 7,635,074 shares at conversion value at December 31, 2014 and 2013, respectively	76,153,255	77,114,245

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 2,997,859 shares issued and outstanding (excluding 7,536,766 shares subject to possible conversion or tender) at December 31, 2014 and 2,899,551 shares issued and outstanding (excluding 7,635,074 shares subject to possible conversion or tender) at December 31, 2013	299	290
Additional paid-in capital	5,922,729	5,008,040
Accumulated deficit	(923,027)	(8,329)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,388,725	$82,133,913

The accompanying notes are an integral part of these consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Period October 1, 2013 (Inception) through December 31,
	2014	2013

Formation and operating costs
Legal and professional fees	$331,974	$-
General and administrative expenses	496,861	3,662
Office expense - related party	120,000	4,667
Loss from operations	(948,835)	(8,329)

Interest income	34,137	-

Net loss	$(914,698)	$(8,329)

Weighted average shares outstanding, basic and diluted(1)	2,937,744	1,853,197

Basic and diluted net loss per common share	$(0.31)	$(0.00)

(1) For the years ended December 31, 2014 and the period October 1, 2013 (inception) through December 31, 2013, weighted average shares outstanding excluded 7,536,766 and 7,635,074, respectively, shares subject to possible conversion or tender.

The accompanying notes are an integral part of these consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

For The Period October 1, 2013 (Inception) through December 31, 2014

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - October 1, 2013 (Inception)	-	$-	$-	$-	$-

Common stock issued at approximately $0.01 per share to initial stockholders on October 7, 2013	2,012,500	201	24,799	-	25,000

Sale of 7,000,000 units on December 23, 2013, net of underwriters' discount and offering costs	7,000,000	700	67,216,775	-	67,217,475

Sale of 427,500 units to Sponsors on December 23, 2013 in Private Placement	427,500	43	4,274,957	-	4,275,000

Sale of unit purchase option on December 23, 2013	-	-	100	-	100

Sale of 1,050,000 units on December 30, 2013	1,050,000	105	10,158,645	-	10,158,750

Sale of 44,625 units on December 30, 2013 in Private Placement	44,625	5	446,245	-	446,250

Net proceeds subject to redemption of 7,635,074 shares at redemption value	(7,635,074)	(764)	(77,113,481)	-	(77,114,245)

Net loss	-	-	-	(8,329)	(8,329)

Balance - December 31, 2013	2,899,551	290	5,008,040	(8,329)	5,000,001

Payment of offering costs	-	-	(46,292)	-	(46,292)

Change in net proceeds subject to possible redemption(1)	98,308	9	960,981	-	960,990

Net loss	-	-	-	(914,698)	(914,698)

Balance, December 31, 2014	2,997,859	$299	$5,922,729	$(923,027)	$5,000,001

(1) As a result of changes in the Company's net tangible assets, a total of 7,536,766 and 7,635,074 shares of common stock were subject to possible conversion or tender at December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Period October 1, 2013 (Inception) through December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(914,698)	$(8,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(34,095)	-
Changes in operating assets and liabilities:
Prepaid expenses	22,855	(25,300)
Accrued expenses	210,871	15,000
Accrued expenses - related party	4,931	4,667
Net cash used in operating activities	(710,136)	(13,962)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(487,943,697)	(81,305,000)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	487,943,697	-
Net cash used in investing activities	-	(81,305,000)

Cash flows from financing activities:
Proceeds from offering, net of offering costs	-	77,376,225
Payment of offering costs	(46,292)	-
Proceeds from issuance of common stock to initial stockholders	-	25,000
Proceeds from private placement	-	4,721,250
Proceeds from sale of unit purchase option	-	100
Net cash (used in) provided by financing activities	(46,292)	82,122,575

Net (decrease) increase in cash and cash equivalents	(756,428)	803,613
Cash and cash equivalents - beginning	803,613	-
Cash and cash equivalents - ending	$47,185	$803,613

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern

Organization and Plan of Business Operations

Cambridge Capital Acquisition Corporation (“Cambridge” or the “Company”) was incorporated in Delaware on October 1, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a target business will not be limited to a particular industry or geographic region, although the Company intends to focus its search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

On December 1, 2014, the Company formed a wholly-owned subsidiary, Cambridge Holdco, Inc. (“Holdco”), a Marshall Islands corporation and Cambridge Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Holdco and a Marshall Islands corporation. The Company formed Holdco and Merger Sub for the purpose of consummating an initial business combination.

On December 1, 2014, the Company entered into a Business Combination Agreement (the “Merger Agreement”) by and among Holdco, Merger Sub, Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”), and Mr. Por Liu, the sole shareholder of Parakou. Subject to certain conditions, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge will be merged with and into Holdco, with Holdco surviving the merger (the “Cambridge Merger”) and (ii) Merger Sub will be merged with and into Parakou, with Parakou surviving the merger and becoming the wholly-owned subsidiary of Holdco (the “Parakou Merger” and, together with the Cambridge Merger, the “Mergers”). See Note 4 – Merger Agreement for a discussion of the Merger Agreement entered into on December 1, 2014.

At December 31, 2014, the Company had not yet commenced any operations. All activity through December 31, 2014 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect the Mergers or any other Business Combination successfully. The Company’s securities are listed on the Nasdaq Capital Markets (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (defined below) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will seek shareholder approval of the Mergers or any other Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with the Mergers or any other Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Mergers or any other Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Mergers or any other Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors agreed (i) to vote any of their respective shares, including the 2,012,500 shares of common stock sold to the Sponsors in connection with the organization of the Company (the “Sponsors’ Shares”), shares of common stock sold to Sponsors in connection with the Private Placement, and any shares of common stock which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Liquidity and Going Concern

As of December 31, 2014, the Company had $47,185 in its operating bank accounts and $81,339,095 in restricted cash and equivalents held in trust to be used for an initial business combination or to repurchase or convert its common shares. As of December 31, 2014, the Company has not withdrawn from the trust account any interest income for its working capital and tax obligations. As of December 31, 2014, $34,095 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

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

Note 3 — Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cambridge, Holdco, and Merger Sub. All significant intercompany transactions have been eliminated in consolidation.

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

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2014 and 2013, investment securities held in the Trust Account consisted solely of $81,339,095 and $81,305,000 of cash equivalents, respectively.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

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

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014 and 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Common shares subject to possible redemption of 7,536,766 and 7,635,074 for the years ended December 31, 2014 and 2013, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 1, 2013, the evaluation was performed for the 2014 and 2013 tax years, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the year ended December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2014 through the date which these financial statements were issued. Based upon the review, other than disclosed in Note 9 – “Subsequent Event”, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 — Merger Agreement

On December 1, 2014, Cambridge entered into the Merger Agreement by and among Cambridge, Holdco, Merger Sub, Parakou and Mr. Por Liu. Subject to certain conditions described therein, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge will be merged with and into Holdco, with Holdco surviving the Merger and (ii) Merger Sub will be merged with and into Parakou, with Parakou surviving the Merger and becoming the wholly-owned subsidiary of Holdco.

Parakou is a fully integrated industrial shipping company engaged in the seaborne transportation of liquid petroleum products that owns and operates a fleet of modern medium range, or MR, product tankers. As of December 1, 2014, Parakou’s fleet consists of eight 51,000 deadweight ton MR product tankers, which were transferred in July 2014 from Parakou (International) Limited, a Hong Kong based shipping firm founded in 1985. Parakou’s existing fleet is primarily employed under time-charter contracts with terms generally between three and five years and an average remaining charter, as of December 1, 2014, of 1.5 years. Parakou was incorporated under the laws of the Marshall Islands in January 2014 and is headquartered in Singapore with an additional office in New York City.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Mergers (the “Effective Time”), each share of Cambridge common stock, par value $.0001 (“Cambridge Common Stock”), issued and outstanding prior to the Effective Time (other than shares with respect to which conversion rights are properly exercised) will be exchanged for one common share of Holdco, par value $.0001 (“Holdco Common Share”), each Cambridge warrant and purchase option will be deemed to be converted into one Holdco warrant or purchase option, respectively, and Mr. Por Liu will receive 5,800,000 Holdco Common Shares in exchange for all of the common shares of Parakou, par value $0.01. Additionally, Cambridge’s initial stockholders, including certain of its directors and officers, have agreed to cancel an aggregate of 1,012,500 of their shares of Cambridge Common Stock immediately prior to the consummation of the Cambridge Merger. Each of Mr. Por Liu and the Cambridge initial stockholders will have the right to receive additional Holdco Common Shares (up to 2,000,000 additional shares for Mr. Liu in the aggregate and 1,012,500 additional shares for the Cambridge initial stockholders in the aggregate) if Holdco achieves certain EBITDA targets (the “Earn Out Targets”), if Holdco achieves certain share price targets (“Share Price Targets”) or Holdco undergoes a Change of Control (as defined in the Merger Agreement), in each case, as set forth in the Merger Agreement.

As a result of the Mergers and subject to the terms and conditions of the Merger Agreement, Holdco is expected to become the public company and will change its name to “Parakou Tankers, Inc.” After the completion of the proposed Mergers, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu are expected to own 52.5%, 9.6% and 37.9%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers. If the Earn Out Targets or Share Price Targets are fully achieved or Holdco undergoes a Change of Control, the public stockholders of Cambridge (other than the Cambridge initial stockholders), the Cambridge initial stockholders and Mr. Por Liu would own 43.9%, 13.6% and 42.5%, respectively, of the issued and outstanding Holdco Common Shares, assuming that none of Cambridge’s stockholders exercise their conversion rights in connection with the Mergers.

The closing of the Mergers is subject to approval by the stockholders of Cambridge, holders of no more than 7,536,766 shares (as of December 31, 2014) of the common stock of Cambridge issued in Cambridge’s initial public offering (the “IPO”) exercising their rights to convert their shares into a pro rata share of Cambridge’s trust fund (the “Trust Fund”) in accordance with Cambridge’s charter documents, Cambridge having cash on hand of at least $50,000,000 (if Parakou does not otherwise waive this requirement) after giving effect to payment of amounts that Cambridge will be required to pay to converting stockholders upon consummation of the Mergers and other customary closing conditions for transactions of this nature.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Merger Agreement, continued

The Mergers will be accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since Mr. Por Liu, who will be the sole securityholder of Parakou as of the closing date of the Mergers, will hold at least 37.9% of the outstanding common shares of Holdco as the largest minority voting interest holder immediately following the completion of the Mergers. Furthermore, Parakou will have its current officers assuming all corporate and day-to-day management offices of Holdco, including chief executive officer and chief financial officer; Mr. Por Liu, as well as Mr. Yang Jian Guo, Chief Operating Officer of Parakou, will serve on the board of directors of Holdco upon consummation of the Mergers; and Mr. Por Liu will have the right to designate for nomination to the Holdco board up to three directors, depending on his ownership percentage of Holdco common shares at the time of the nomination. Accordingly, Parakou will be deemed to be the accounting acquirer in the Mergers and, consequently, the Mergers will be treated as a recapitalization of Parakou. The assets and liabilities and the historical operations that will be reflected in the Holdco financial statements after consummation of the Mergers will be those of Parakou and will be recorded at the historical cost basis of Parakou. Cambridge’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Parakou upon consummation of the Mergers.

Note 5 — Public Offering and Private Placement

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Public Offering and Private Placement, continued

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

Note 6 — Commitments and Contingencies

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013. During the year ended December 31, 2014 the Company has paid $120,000 to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

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

Note 7 – Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2014	For the Period October 1, 2013 (Inception) through December 31, 2013
Federal
Current	$-	$-
Deferred	(290,224)	(2,935)
State
Current	-	-
Deferred	(30,986)	(313)
Change in Valuation Allowance	321,210	3,248
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets are as follows:

	As of December 31,
	2014	2013
Net operating loss carry forwards	$324,458	$3,248
Total deferred tax assets	324,458	3,248
Less: Valuation allowance	(324,458)	(3,248)
Deferred tax assets, net of valuation allowance	$-	$-

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income Taxes, continued

The Company has a net operating loss of approximately $862,920 that expires beginning in 2033. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company may have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2014 and 2013.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $324,458 and $3,248 as of December 31, 2014 and 2013, respectively, which fully offset the deferred tax assets of $324,458 and $3,248, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate at December 31, 2014 and 2013 is as follows:

	For the Year Ended December 31, 2014	For the Period October 1, 2013 (inception) through December 31, 2013
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(3.6)%	(5.0)%
Permanent differences:
Meals and entertainment	0.4%	-
Merger and acquisition costs	2.1%	-
Increase in valuation allowance	35.1%	39.0%
Effective income tax rate	- %	- %

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on December 23, 2013, the Sponsors Shares, consisting of a total of 2,012,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000. This number included an aggregate of 262,500 shares that would have been subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters. On December 23, 2013, the underwriters exercised their overallotment option and such option was fully closed on December 30, 2013. As a result, no shares remain subject to forfeiture.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity, continued

At December 31, 2014, 2,997,859 shares of the Company’s common stock were issued and outstanding, excluding 7,536,766 shares subject to possible conversion or tender. At December 31, 2013, 2,899,551 shares of the Company’s common stock were issued and outstanding, excluding 7,635,074 shares subject to possible conversion or tender. The Sponsors Shares were placed into an escrow account maintained by Continental Stock Transfer and Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.

Note 9 — Subsequent Event

Notice of Potential Delisting from NASDAQ

On January 2, 2015, the Company received notice from NASDAQ that, as a result of the Company’s failure to hold an annual meeting of stockholders within the timeframe required by NASDAQ listing Rules 5620(a) and 5620(b), NASDAQ had determined to delist the Company’s securities from its NASDAQ listing.  NASDAQ Rule 5620(a) requires a listed company to hold an annual meeting of stockholders no later than one year after the end of its fiscal year-end, and NASDAQ Rule 5620(b) requires a listed company to solicit proxies and provide proxy statements for all meetings of stockholders and to provide copies of such proxy solicitation to NASDAQ.  NASDAQ’s delisting determinations will not immediately result in the delisting of the Company’s securities.

On February 5, 2015, a hearing was held to appeal NASDAQ’s delisting determination. On February 10, 2015, the Company received notice from NASDAQ that NASDAQ granted the Company’s request for continued listing, assuming that the Company has completed an initial business combination prior to July 1, 2015 and that the Company has demonstrated, on the earlier of July 20, 2015 or 20 days after the completion of an initial business combination, that the company is in compliance with the initial listing standards of NASDAQ. If the Company fails to meet NASDAQ’s requirements, its stock may be delisted from the NASDAQ stock market.

