Form 10-Q
period 2015-03-31
Cambridge Capital Acquisition Corp
filed 2015-05-15
CIK 1588869

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

As of May 13, 2015, there were 10,534,625 shares of Common Stock, $0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

Part I Financial Information

Item 1. Financial Statements

Cambridge Capital Acquisition Corporation and Subsidiaries

 Condensed Consolidated Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,102	$47,185
Prepaid expenses	7,500	2,445
Total current assets	15,602	49,630

Restricted investments and cash equivalents held in trust account	81,307,407	81,339,095
Total assets	$81,323,009	$81,388,725

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	330,039	139,342
Accrued Delaware franchise tax	114,529	86,529
Note payable from stockholder	70,000	-
Accrued expenses - related party	12,030	9,598
Total liabilities	526,598	235,469

Commitments

Common stock, subject to possible conversion or tender, 7,504,373 and 7,536,766 shares at conversion value at March 31, 2015 and December 31, 2014, respectively	75,796,410	76,153,255

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 3,030,252 shares issued and outstanding (excluding 7,504,373 shares subject to possible conversion or tender) at March 31, 2015 and 2,997,859 shares issued and outstanding (excluding 7,536,766 shares subject to possible conversion or tender) at December 31, 2014	303	299
Additional paid-in capital	6,279,570	5,922,729
Accumulated deficit	(1,279,872)	(923,027)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,323,009	$81,388,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Formation and operating costs
Legal and professional fees	$186,299	$117,569
General and administrative expenses	144,727	111,795
Office expense - related party	30,000	30,000
Loss from operations	(361,026)	(259,364)

Interest income	4,181	9,078

Net loss	$(356,845)	$(250,286)

Weighted average shares outstanding, basic and diluted(1)	2,998,219	2,899,877

Basic and diluted net loss per common share	$(0.12)	$(0.09)

(1)	For the three months ended March 31, 2015 and 2014, weighted average shares outstanding excluded 7,504,373 and 7,605,710, respectively, shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - December 31, 2014	2,997,859	$299	$5,922,729	$(923,027)	$5,000,001

Change in net proceeds subject to possible redemption(1)	32,393	4	356,841	-	356,845

Net loss	-	-	-	(356,845)	(356,845)

Balance, March 31, 2015 (unaudited)	3,030,252	$303	$6,279,570	$(1,279,872)	$5,000,001

(1)	As a result of changes in the Company's net tangible assets, a total of 7,504,373 shares of common stock were subject to possible conversion or tender at March 31, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(356,845)	$(250,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(4,181)	(9,067)
Changes in operating assets and liabilities:
Prepaid expenses	(5,055)	19,460
Accrued expenses	218,697	187,530
Accrued expenses - related party	2,432	-
Net cash used in operating activities	(144,952)	(52,363)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(81,293,473)	(81,304,516)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	81,329,342	81,304,516
Net cash provided by investing activities	35,869	-

Cash flows from financing activities:
Proceeds from note payable from stockholder	70,000	-
Payment of offering costs	-	(46,292)
Net cash provided by (used in) financing activities	70,000	(46,292)

Net decrease in cash and cash equivalents	(39,083)	(98,655)
Cash and cash equivalents - beginning	47,185	803,613
Cash and cash equivalents - ending	$8,102	$704,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 1, 2014, the Company entered into a Business Combination Agreement (the “Merger Agreement”) by and among Holdco, Merger Sub, Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”), and Mr. Por Liu, the sole shareholder of Parakou. Subject to certain conditions, upon the consummation of the transactions contemplated by the Merger Agreement, (i) Cambridge would be merged with and into Holdco, with Holdco surviving the merger (the “Cambridge Merger”) and (ii) Merger Sub would be merged with and into Parakou, with Parakou surviving the merger and becoming the wholly-owned subsidiary of Holdco (the “Parakou Merger” and, together with the Cambridge Merger, the “Mergers”). On May 6, 2015, the Company and Parakou terminated the Merger Agreement and are no longer pursuing merger discussions.

At March 31, 2015, the Company had not yet commenced any operations. All activity through March 31, 2015 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors agreed (i) to vote any of their respective shares, including the 2,012,500 shares of common stock sold to the Sponsors in connection with the organization of the Company (the “Sponsors’ Shares”), shares of common stock sold to Sponsors in connection with the Private Placement, and any shares of common stock which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Liquidity and Going Concern

As of March 31, 2015, the Company had $8,102 in its operating bank accounts and $81,307,407 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to repurchase or convert its common shares. As of March 31, 2015, the Company has withdrawn $35,868 from interest income on the trust account for its working capital and tax obligations. As of March 31, 2015, $2,407 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

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

On March 6, 2015, the Company entered into a loan agreement (the “Loan Agreement”) with Benjamin Gordon, the Company’s Chief Executive Officer, whereby Mr. Gordon loaned $70,000 to the Company. See Note 5 – Commitments and Contingencies for a further discussion of the Loan Agreement.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with Securities and Exchange Commission on March 2, 2015.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2015 and December 31, 2014, investment securities held in the Trust Account consisted solely of $81,307,407 and $81,339,095 of cash equivalents, respectively.

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

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Common shares subject to possible redemption of 7,504,373 and 7,605,710 for the three months ended March 31, 2015 and 2014, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the three months ended March 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies, continued

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2015 through the date which these financial statements were issued. Based upon the review, other than disclosed in Note 1 – Organization and Plan of Business Operations and Note 5 – Commitments and Contingencies, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Public Offering and Private Placement, continued

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

Pursuant to an agreement with the underwriters of the Offering (the “Underwriting Agreement”), the Company paid 3.25% of the gross proceeds of the Offering or $2,616,250 as underwriting discounts and commissions. The Company has further engaged the representative of the underwriters (“Representative”) as an investment banker to provide the Company with merger and acquisition services in connection with its initial Business Combination. Pursuant to this arrangement, the Representative will, if requested, advise and assist the Company in reviewing potential targets with which the Company may consummate a Business Combination as well as structuring the terms of the Business Combination and negotiating the terms of the letter of intent and/or definitive agreement relating to such Business Combination (but not for purposes of finding and/or locating potential targets for its Business Combination).  If requested by the Company, the Representative will participate directly in negotiations, review marketing plans and projections of the target, analyze and advise on the financial implications of the transaction, and arrange meetings with and prepare materials for investors. The Company will pay the Representative a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $2,415,000 (representing 3.0% of the total gross proceeds raised in the Offering (exclusive of any applicable finders’ fees which might become payable)).In connection with the closing of the Offering, the Company has sold to the underwriter, for $100, a unit purchase option to purchase up to a total of 420,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,200,000) commencing on the later of the consummation of a Business Combination and December 17, 2014. The unit purchase option expires on December 17, 2018. The units issuable upon exercise of this option are identical to the Units sold in the Offering. The holders of the unit purchase option have demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013. During the three months ended March 31, 2015 the Company has paid $30,000 to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

Legal Matters

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

Legal Proceedings

On March 24, 2015, the Company, the members of the Company’s board of directors and Parakou were named as defendants in a putative class action and derivative lawsuit captioned Brian Levy v. Cambridge Capital Acquisition Corp., et al., No. 2015 CA 003339. The complaint was filed in the Circuit Court of the 15th Judicial Circuit of Palm Beach County, Florida (the “Action”) by a person identifying himself as a stockholder of Cambridge.

The complaint generally alleged, among other things, that the members of the Cambridge board of directors breached their fiduciary duties to Cambridge stockholders by approving the Mergers. The complaint also alleged that there were various conflicts of interest in the transaction and that such conflicts of interest were not adequately disclosed to stockholders in the definitive proxy statement/prospectus that the Company filed with the SEC on March 27, 2015 (the “Proxy Statement/Prospectus”). The Action sought injunctive relief, damages and reimbursement of costs, among other remedies.

On April 9, 2015, the plaintiff in the Action filed a motion for a preliminary injunction seeking to enjoin temporarily the closing of the Mergers. On April 15, 2015, the circuit judge set a hearing date of April 17, 2015 for an emergency hearing on the motion for preliminary injunction.

The Company, under the advice of legal counsel, believed that the Action was without merit and that no further disclosure was required to supplement the Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on April 16, 2015, defendants in the Action entered into a Memorandum of Understanding regarding the settlement of claims asserted in the Action and on April 17, 2015, the plaintiff in the Action filed a notice of withdrawal of its emergency motion for preliminary injunction and unopposed motion to cancel the hearing. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Action. In consideration of the settlement and release, the parties to the Action agreed, among other things, (i) that the Company would make certain supplemental disclosures to the Proxy Statement/Prospectus and (b) to negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the court will approve the settlement even if the parties were to enter into such a stipulation. In that event, the proposed settlement will be null and void and of no force and effect. If the court approves the settlement, then the court has the discretion and authority to award reasonable attorney’s fees to plaintiff’s counsel.

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At March 31, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies, continued

Loan Agreement

On March 6, 2015, Benjamin Gordon and the Company entered into the Loan Agreement. In accordance with the Loan Agreement, Mr. Gordon loaned the Company $70,000. The Loan Agreement bears no interest and the principal balance is due and payable upon the consummation of a Business Combination. Furthermore, at the consummation of a Business Combination, Mr. Gordon has the option to convert any or all of the Loan Agreement into shares of the Company’s common stock at a rate of $10.00 per share.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on December 23, 2013, the Sponsors Shares, consisting of a total of 2,012,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000. This number included an aggregate of 262,500 shares that would have been subject to forfeiture if the over-allotment option had not been exercised in full by the underwriters. On December 23, 2013, the underwriters exercised their over allotment option and such option was fully closed on December 30, 2013. As a result, no shares remain subject to forfeiture.

At March 31, 2015, 3,030,252 shares of the Company’s common stock were issued and outstanding, excluding 7,504,373 shares subject to possible conversion or tender. At December 31, 2014, 2,997,859 shares of the Company’s common stock were issued and outstanding, excluding 7,536,766 shares subject to possible conversion or tender. The Sponsors Shares were placed into an escrow account maintained by Continental Stock Transfer and Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.

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

Overview

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business are not be limited to a particular industry or geographic region, although we are focusing our search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

On December 1, 2014, we entered into a Business Combination agreement by and among Cambridge, Cambridge Holdco, Inc., Cambridge Merger Sub, Inc., Parakou Tankers, Inc. (“Parakou”), and Mr. Por Liu. On May 6, 2015, we terminated that agreement and ceased pursuing merger discussions with Parakou.

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred net losses of $356,845 and $250,286 for the three months ended March 31, 2015 and 2014, respectively. Costs incurred during the reporting periods consisted primarily of legal and professional fees associated with compliance with our reporting obligations as a public company, our efforts to locate a suitable target Business Combination candidate, and performing due diligence on such candidates. During the three months ended March 31, 2015 and 2014, we also incurred $30,000 and $30,000, respectively, of office expenses payable to Cambridge Capital LLC, a related party. Until we consummate a Business Combination, we will not have revenues.

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

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial Business Combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a Business Combination prior to June 23, 2015 (or December 23, 2015 if we have entered into a definitive agreement for a Business Combination by June 23, 2015 but the Business Combination has not been completed by that date). Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

As of March 31, 2015, we had $8,102 in our operating bank accounts and $81,307,407 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to repurchase or convert our common shares. As of March 31, 2015, $2,407 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. Through May 6, 2015, we have withdrawn $40,678 from the interest income on one trust account to fund our working capital and tax obligations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services as of March 31, 2015	$90,000	$90,000	$-
TOTAL	$90,000	$90,000	$-

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as described below, there is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this quarterly report.

On March 24, 2015, the Company, the members of the Company’s board of directors and Parakou were named as defendants in a putative class action and derivative lawsuit captioned Brian Levy v. Cambridge Capital Acquisition Corp., et al., No. 2015 CA 003339. The complaint was filed in the Circuit Court of the 15th Judicial Circuit of Palm Beach County, Florida (the “Action”) by a person identifying himself as a stockholder of Cambridge.

The complaint generally alleged, among other things, that the members of the Cambridge board of directors breached their fiduciary duties to Cambridge stockholders by approving the Mergers. The complaint also alleged that there were various conflicts of interest in the transaction and that such conflicts of interest were not adequately disclosed to stockholders in the definitive proxy statement/prospectus that the Company filed with the SEC on March 27, 2015 (the “Proxy Statement/Prospectus”). The Action sought injunctive relief, damages and reimbursement of costs, among other remedies.

On April 9, 2015, the plaintiff in the Action filed a motion for a preliminary injunction seeking to enjoin temporarily the closing of the Mergers. On April 15, 2015, the circuit judge set a hearing date of April 17, 2015 for an emergency hearing on the motion for preliminary injunction.

The Company, under the advice of legal counsel, believed that the Action was without merit and that no further disclosure was required to supplement the Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on April 16, 2015, defendants in the Action entered into a Memorandum of Understanding regarding the settlement of claims asserted in the Action and on April 17, 2015, the plaintiff in the Action filed a notice of withdrawal of its emergency motion for preliminary injunction and unopposed motion to cancel the hearing. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Action. In consideration of the settlement and release, the parties to the Action agreed, among other things, (i) that the Company would make certain supplemental disclosures to the Proxy Statement/Prospectus and (b) to negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the court will approve the settlement even if the parties were to enter into such a stipulation. In that event, the proposed settlement will be null and void and of no force and effect. If the court approves the settlement, then the court has the discretion and authority to award reasonable attorney’s fees to plaintiff’s counsel.

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At March 31, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

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

Through May 6, 2015, we have withdrawn $40,678 from the interest income earned on the trust account for our working capital and tax obligations.

On March 6, 3015, Benjamin Gordon, our Chief Executive Officer, provided a loan of $70,000 to us, to be either repaid or converted to common stock upon a Business Combination.

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

Date: May 15, 2015	CAMBRIDGE CAPITAL ACQUISITION CORPORATION

	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director

