Form 10-Q
period 2015-06-30
Cambridge Capital Acquisition Corp
filed 2015-08-14
CIK 1588869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

As of August 10, 2015, there were 10,534,625 shares of Common Stock, $0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Part I Financial Information

Item 1. Financial Statements

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$39,371	$47,185
Prepaid expenses	40,000	2,445
Total current assets	79,371	49,630

Restricted investments and cash equivalents held in trust account	81,306,011	81,339,095
Total assets	$81,385,382	$81,388,725

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	401,028	139,342
Accrued Delaware franchise tax	142,529	86,529
Note payable from stockholder	170,000	-
Accrued expenses - related party	86,092	9,598
Total liabilities	799,649	235,469

Commitments

Common stock, subject to possible conversion or tender, 7,483,643 and 7,536,766 shares at conversion value at June 30, 2015 and December 31, 2014, respectively	75,585,732	76,153,255

Shareholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 3,050,982 shares issued and outstanding (excluding 7,483,643 shares subject to possible conversion or tender) at June 30, 2015 and 2,997,859 shares issued and outstanding (excluding 7,536,766 shares subject to possible conversion or tender) at December 31, 2014	305	299
Additional paid-in capital	6,490,246	5,922,729
Accumulated deficit	(1,490,550)	(923,027)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,385,382	$81,388,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Formation and operating costs
Legal and professional fees	$49,461	$90,321	$235,760	$207,890
General and administrative expenses	134,631	95,947	279,358	207,742
Office expense - related party	30,000	30,000	60,000	60,000
Loss from operations	(214,092)	(216,268)	(575,118)	(475,632)

Interest income	3,414	11,319	7,595	20,397

Net loss	$(210,678)	$(204,949)	$(567,523)	$(455,235)

Weighted average shares outstanding, basic and diluted(1)	3,030,480	2,929,105	3,014,438	2,914,588

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.19)	$(0.16)

(1)	For the three and six months ended June 30, 2015 and 2014, weighted average shares outstanding excluded 7,483,643 and 7,585,418, respectively, shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - December 31, 2014	2,997,859	$299	$5,922,729	$(923,027)	$5,000,001

Change in net proceeds subject to possible redemption(1)	53,123	6	567,517	-	567,523

Net loss	-	-	-	(567,523)	(567,523)

Balance, June 30, 2015 (unaudited)	3,050,982	$305	$6,490,246	$(1,490,550)	$5,000,001

(1)	As a result of changes in the Company's net tangible assets, a total of 7,483,643 shares of common stock were subject to possible conversion or tender at June 30, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(567,523)	$(455,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(7,594)	(20,372)
Changes in operating assets and liabilities:
Prepaid expenses	(37,555)	5,189
Accrued expenses	317,686	258,252
Accrued expenses - related party	76,494	-
Net cash used in operating activities	(218,492)	(212,166)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(325,208,029)	(81,304,516)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	325,248,707	81,304,516
Net cash provided by investing activities	40,678	-

Cash flows from financing activities:
Proceeds from note payable from stockholder	170,000	-
Payment of offering costs	-	(46,292)
Net cash provided by (used in) financing activities	170,000	(46,292)

Net decrease in cash and cash equivalents	(7,814)	(258,458)
Cash and cash equivalents - beginning	47,185	803,613
Cash and cash equivalents - ending	$39,371	$545,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern

Organization and Plan of Business Operations

Cambridge Capital Acquisition Corporation (“Cambridge” or the “Company”) was incorporated in Delaware on October 1, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a target business are not limited to a particular industry or geographic region, although the Company is focusing its search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

On December 1, 2014, the Company formed a wholly-owned subsidiary, Cambridge Holdco, Inc. (“Holdco”), a Marshall Islands corporation, and Cambridge Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Holdco and a Marshall Islands corporation. The Company formed Holdco and Merger Sub for the purpose of consummating a proposed Business Combination with Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”) pursuant to a Business Combination Agreement (“Merger Agreement”) entered into on December 1, 2014.

On May 6, 2015, the Company and Parakou terminated the Merger Agreement and are no longer pursuing merger discussions with such party.

All activity through June 30, 2015 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

(Unaudited)

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

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until December 23, 2015. If the Company has not completed a Business Combination by such date, the Company will, as promptly as possible but not more than ten business days thereafter, redeem from holders of the outstanding shares sold in the Offering (“Public Stockholders”) 100% of such shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be $10.10 per share after the closing of the Overallotment, plus any pro rata interest earned on the Trust Account not previously released to the Company). The Company’s Sponsors and purchasers of the Private Units have agreed not to participate in such redemption, except with respect to any shares of common stock which were issued in connection with the Offering.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Liquidity and Going Concern

As of June 30, 2015, the Company had $39,371 in its operating bank accounts and $81,306,011 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to convert its common shares. As of June 30, 2015, the Company has withdrawn $40,678 from interest income on the trust account for its working capital and tax obligations. As of June 30, 2015, $1,011 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

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

On March 6, 2015 and June 8, 2015, the Company issued promissory notes (the “Notes”) to Benjamin Gordon, the Company’s Chief Executive Officer, evidencing loans by Mr. Gordon of $70,000 and $100,000, respectively. See Note 5 – Commitments and Contingencies for a further discussion of the Notes.

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with Securities and Exchange Commission on March 2, 2015.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Restricted Investments and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2015 and December 31, 2014, investment securities held in the Trust Account consisted solely of $81,306,011 and $81,339,095 of cash equivalents, respectively.

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

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Significant Accounting Policies, continued

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Common shares subject to possible redemption of 7,483,643 and 7,585,418 for the three months ended June 30, 2015 and 2014, respectively, and 7,483,643 and 7,585,418 for the six months ended June 30, 2015 and 2014, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the six months ended June 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Significant Accounting Policies, continued

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2015 through the date which these financial statements were issued. Based upon the review, except as disclosed in Note 7 - Subsequent Event, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On December 23, 2013 and December 30, 2013, the Company sold 427,500 and 44,625 Private Units, respectively, at an offering price of $10.00 per Private Unit generating gross proceeds of $4,275,000 and $446,250, respectively, in the Private Placement. The Private Units are identical to the Units sold in the Offering except the warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares underlying the Private Units into the right to receive cash from the trust account in connection with a stockholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial Business Combination.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pursuant to an agreement with the underwriters of the Offering (the “Underwriting Agreement”), the Company paid 3.25% of the gross proceeds of the Offering or $2,616,250 as underwriting discounts and commissions. The Company has further engaged the representative of the underwriters (“Representative”) as an investment banker to provide the Company with merger and acquisition services in connection with its initial Business Combination. Pursuant to this arrangement, the Representative will, if requested, advise and assist the Company in reviewing potential targets with which the Company may consummate a Business Combination as well as structuring the terms of the Business Combination and negotiating the terms of the letter of intent and/or definitive agreement relating to such Business Combination (but not for purposes of finding and/or locating potential targets for its Business Combination).  If requested by the Company, the Representative will participate directly in negotiations, review marketing plans and projections of the target, analyze and advise on the financial implications of the transaction, and arrange meetings with and prepare materials for investors. The Company will pay the Representative a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to $2,415,000 (representing 3.0% of the total gross proceeds raised in the Offering (exclusive of any applicable finders’ fees which might become payable)).In connection with the closing of the Offering, the Company sold to the underwriter and its designees, for $100, unit purchase options to purchase up to a total of 420,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,200,000) commencing on the consummation of a Business Combination. The unit purchase option expires on December 17, 2018. The units issuable upon exercise of these options are identical to the Units sold in the Offering. The holders of the unit purchase options have demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase options, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company has determined that the fair value of this unit purchase options was approximately $1,402,485 (or $3.34 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase options was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.68% and (3) expected life of five years. The unit purchase options may be exercised for cash or on a “cashless” basis, at the holders’ option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase options or the Warrants underlying the unit purchase options. The holders of the unit purchase options will not be entitled to exercise the unit purchase options or the Warrants underlying the unit purchase options unless a registration statement covering the securities underlying the unit purchase options is effective or an exemption from registration is available. If the holders are unable to exercise the unit purchase options or underlying Warrants, the unit purchase options or Warrants, as applicable, will expire worthless.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Commitments and Contingencies

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013. During the three and six months ended June 30, 2015, the Company has accrued $30,000 and $60,000 to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party. As of June 30, 2015, the Company included in Accrued Expenses - Related Party $86,091 due to the Affiliate representing the unpaid portion of the administrative fee along with unpaid reimbursable expenses.

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

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At June 30, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Commitments and Contingencies, continued

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

Promissory Notes

On March 6, 2015 and June 8, 2015, the Company issued the Notes to Benjamin Gordon to evidence loans of $70,000 and $100,000, respectively, made by Mr. Gordon to the Company. The Notes bear no interest and the principal balance is due and payable upon the consummation of a Business Combination. Furthermore, at the consummation of a Business Combination, Mr. Gordon has the option to convert any or all of the Notes into additional Private Units of the Company at a rate of $10.00 per Private Unit.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2015, there are no shares of preferred stock issued or outstanding.

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

At June 30, 2015, 3,050,982 shares of the Company’s common stock were issued and outstanding, excluding 7,483,643 shares subject to possible conversion or tender. At December 31, 2014, 2,997,859 shares of the Company’s common stock were issued and outstanding, excluding 7,536,766 shares subject to possible conversion. The Sponsors Shares were placed into an escrow account maintained by Continental Stock Transfer and Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.

Note 7 — Subsequent Event

On August 3, 2015, the Company issued a $100,000 convertible promissory note to Benjamin Gordon, the Company’s Chief Executive Officer, to evidence a loan made by Mr. Gordon to the Company. The loan bears no interest and the principal balance is due and payable upon the consummation of a Business Combination. Furthermore, at the consummation of a Business Combination, Mr. Gordon has the option to convert any or all of the Notes into additional Private Units of the Company at a rate of $10.00 per Private Unit.

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

Overview

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses or entities (a “Business Combination”). Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focusing our search for target businesses that operate in the supply chain industry, with an emphasis on target businesses that operate in the traditional transportation and logistics end of the supply chain industry.

On December 1, 2014, we entered into a Business Combination agreement by and among Cambridge, Cambridge Holdco, Inc., Cambridge Merger Sub, Inc., Parakou Tankers, Inc. (“Parakou”), and Mr. Por Liu. On May 6, 2015, we terminated that agreement and ceased pursuing merger discussions with Parakou.

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Results of Operations

We have not generated any revenues to date. Our entire activity from inception up to the closing of our Offering on December 23, 2013 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We incurred net losses of $210,678 and $204,949 for the three months ended June 30, 2015 and 2014, respectively, and net losses of $567,523 and $455,235 for the six months ended June 30, 2015 and 2014, respectively. Costs incurred during the reporting periods consisted primarily of legal and professional fees associated with compliance with our reporting obligations as a public company, our efforts to locate a suitable target Business Combination candidate, and performing due diligence on such candidates. During the three months ended June 30, 2015 and 2014, we also incurred $30,000 and $30,000, respectively, and $60,000 and $60,000 for the three months ended June 30 2015 and 2014, respectively, of office expenses payable to Cambridge Capital LLC, a related party. Until we consummate a Business Combination, we will not have revenues.

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

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial Business Combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a Business Combination prior to December 23, 2015. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

As of June 30, 2015, we had $39,371 in our operating bank accounts and $81,306,011 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to repurchase or convert our common shares. As of June 30, 2015, $1,011 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. Through August 10, 2015, we have withdrawn $40,678 from the interest income on the trust account to fund our working capital and tax obligations.

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

We will need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties. None of our shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

In order to finance transaction costs in connection with an intended initial Business Combination, our sponsors, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into shares of common stock of the post Business Combination entity or additional Private Units at a price of $10.00 per share or Private Unit at the option of the lender. We believe the $10.00 purchase price of these shares will approximate the fair value of such shares when issued. However, if it is determined, at the time of issuance, that the fair value of such shares exceeds the $10.00 purchase price, we would record compensation expense for the excess of the fair value of the shares on the day of issuance over the $10.00 purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services as of June 30, 2015	$60,000	$60,000	$-
TOTAL	$60,000	$60,000	$-

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At June 30, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

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

We paid a total of $2,616,250 in underwriting discounts and $507,525 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $82,097,475 (which includes the $4,721,250 we received from the private placement), of which $81,305,000 was deposited into the trust account. The remaining proceeds of $792,475 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses. Additionally, we incur $10,000 per month to Cambridge Capital LLC for general and administrative services. As of June 30, 2015, we had accrued $89,061 due to Cambridge Capital LLC representing the unpaid portion of the administrative fee and unpaid reimbursable expenses.

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

Through August 10, 2015, we have withdrawn $40,678 from the interest income earned on the trust account for our working capital and tax obligations.

On March 6, 2015, June 8, 2015 and August 3, 2015, the Company issued Notes to Benjamin Gordon, our Chief Executive Officer, to evidence loans of $70,000, $100,000 and $100,000, respectively, made by Mr. Gordon to us, to be either repaid or converted to sponsors’ Units upon a Business Combination.

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

Date: August 14, 2015	CAMBRIDGE CAPITAL ACQUISITION CORPORATION
	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director

