Form 10-Q
period 2015-09-30
Cambridge Capital Acquisition Corp
filed 2015-11-13
CIK 1588869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

(561) 932-1600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2015, there were 10,534,625 shares of Common Stock, $0.0001 par value per share, outstanding.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Part I Financial Information

Item 1. Financial Statements

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$47,947	$47,185
Prepaid expenses	-	2,445
Total current assets	47,947	49,630

Restricted investments and cash equivalents held in trust account	81,310,750	81,339,095
Total assets	$81,358,697	$81,388,725

Liabilities, Redeemable Common Stock and Stockholders' Equity
Current Liabilities:
Accrued expenses	558,210	139,342
Accrued Delaware franchise tax	170,529	86,529
Note payable from stockholder	350,000	-
Accrued expenses - related party	139,199	9,598
Total liabilities	1,217,938	235,469

Commitments

Common stock, subject to possible conversion or tender, 7,439,153 and 7,536,766 shares at conversion value at September 30, 2015 and December 31, 2014, respectively	75,140,758	76,153,255

Stockholders' Equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 3,095,472 shares issued and outstanding (excluding 7,439,153 shares subject to possible conversion or tender) at September 30, 2015 and 2,997,859 shares issued and outstanding (excluding 7,536,766 shares subject to possible conversion or tender) at December 31, 2014	310	299
Additional paid-in capital	6,935,215	5,922,729
Accumulated deficit	(1,935,524)	(923,027)

Total stockholders' equity	5,000,001	5,000,001

Total liabilities, redeemable common stock and stockholders' equity	$81,358,697	$81,388,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Formation and operating costs
Legal and professional fees	$293,049	$49,834	$528,809	$257,724
General and administrative expenses	126,666	148,850	406,024	356,592
Office expense - related party	30,000	30,000	90,000	90,000
Loss from operations	(449,715)	(228,684)	(1,024,833)	(704,316)

Interest income	4,741	5,460	12,336	25,857

Net loss	$(444,974)	$(223,224)	$(1,012,497)	$(678,459)

Weighted average shares outstanding, basic and diluted(1)	3,051,466	2,949,447	3,026,916	2,926,336

Basic and diluted net loss per common share	$(0.15)	$(0.08)	$(0.33)	$(0.23)

(1)	For the three and nine months ended September 30, 2015 and 2014, weighted average shares outstanding excluded 7,439,153 and 7,563,316, respectively, shares subject to possible conversion or tender.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - December 31, 2014	2,997,859	$299	$5,922,729	$(923,027)	$5,000,001

Change in net proceeds subject to possible redemption(1)	97,613	11	1,012,486	-	1,012,497

Net loss	-	-	-	(1,012,497)	(1,012,497)

Balance, September 30, 2015 (unaudited)	3,095,472	$310	$6,935,215	$(1,935,524)	$5,000,001

(1)	As a result of changes in the Company's net tangible assets, a total of 7,439,153 shares of common stock were subject to possible conversion or tender at September 30, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cambridge Capital Acquisition Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,012,497)	$(678,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investments held in trust	(11,753)	(25,820)
Changes in operating assets and liabilities:
Prepaid expenses	2,445	15,362
Accrued expenses	502,868	198,636
Accrued expenses - related party	129,601	4,906
Net cash used in operating activities	(389,336)	(485,375)

Cash flows from investing activities:
Purchases of restricted investments and cash equivalents held in Trust Account	(406,514,172)	(243,958,629)
Proceeds from maturity of restricted investments and cash equivalents held in Trust Account	406,554,270	243,958,629
Net cash provided by investing activities	40,098	-

Cash flows from financing activities:
Proceeds from note payable from stockholder	350,000	-
Payment of offering costs	-	(46,292)
Net cash provided by (used in) financing activities	350,000	(46,292)

Net decrease in cash and cash equivalents	762	(531,667)
Cash and cash equivalents - beginning	47,185	803,613
Cash and cash equivalents - ending	$47,947	$271,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern

Organization and Plan of Business Operations

Cambridge Capital Acquisition Corporation (“Cambridge” or the “Company”) was incorporated in Delaware on October 1, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a target business are not limited to a particular industry or geographic region.

On September 6, 2015, Cambridge entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cambridge, Cambridge Holdco Corp., Cambridge’s wholly-owned subsidiary (“Holdco”), Ability Computer & Software Industries Ltd., an Israeli company (“Ability”) and Ability’s shareholders (the “Shareholders”). The Merger Agreement provides for a business combination transaction by means of (i) the merger of Cambridge with and into Holdco, with Holdco surviving and becoming a new public company and (ii) the subsequent exchange of 100% of the ordinary shares of Ability by the Shareholders for ordinary shares of Holdco (the “Merger”). Under the Merger Agreement, the Shareholders will receive their pro rata portion of: (i) 17,173,267 ordinary shares of Holdco; (ii) $18,150,000 in cash; and (iii) an additional number of ordinary shares of Holdco to be issued upon and subject to Ability achieving certain net income targets following the share exchange. See Note 4 – Merger Agreement for a further discussion of the Merger Agreement.

All activity through September 30, 2015 relates to the Company’s formation, the offering described below and the Company’s identification and investigation of prospective target businesses with which to consummate a Business Combination.

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective on December 17, 2013. On December 23, 2013, the Company consummated the Public Offering of 7,000,000 units (“Units”) at $10.00 per Unit and received net proceeds of $67,217,475 after payment of underwriters discount of $2,275,000 and offering expenses of $507,525 and simultaneously raised $4,275,000 through the issuance of 427,500 private units (“Private Units”) at $10.00 per unit to the Company’s initial stockholders (collectively, the “Sponsors”) and the underwriters (and/or their respective designees) in a private placement (See Note 5 – Public Offering and Private Placement). Subsequent to December 31, 2013, the Company paid $46,292 in additional offering expenses, for a total amount of offering expenses paid of $553,817.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Organization and Plan of Business Operations, continued

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect the Merger or any other Business Combination successfully. The Company’s securities are listed on the Nasdaq Capital Markets (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (defined below) at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

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

The Company will seek shareholder approval of the Merger or any other Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with the Merger or any other Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Merger or any other Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Merger or any other Business Combination. In connection with any shareholder vote required to approve the Merger or any other Business Combination, the Sponsors agreed (i) to vote any of their respective shares, including the 2,012,500 shares of common stock sold to the Sponsors in connection with the organization of the Company (the “Sponsors’ Shares”), shares of common stock sold to Sponsors in connection with the Private Placement, and any shares of common stock which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization, Plan of Business Operations, Liquidity and Going Concern, continued

Terminated Transaction

On December 1, 2014, the Company, together with two newly formed direct and indirect subsidiaries, entered into a Business Combination Agreement (“Parakou Agreement”) with Parakou Tankers, Inc., a Marshall Islands corporation (“Parakou”).

On May 6, 2015, the Company and Parakou terminated the Parakou Agreement and are no longer pursuing merger discussions.

Liquidity and Going Concern

As of September 30, 2015, the Company had $47,947 in its operating bank accounts and $81,310,750 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to convert its common shares. As of September 30, 2015, the Company has withdrawn $40,108 from interest income on the trust account for its working capital and tax obligations. As of September 30, 2015, $5,750 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above.

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

On March 6, 2015, June 8, 2015, August 3, 2015 and August 26, 2015, the Company issued promissory notes (the “Notes”) to Benjamin Gordon, the Company’s Chief Executive Officer, evidencing loans by Mr. Gordon of $70,000, $100,000, $100,000 and $80,000, respectively. See Note 6 – Commitments and Contingencies for a further discussion of the Notes.

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with Securities and Exchange Commission on March 2, 2015.

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

As of September 30, 2015, investment securities held in the Trust Account consisted of $81,305,459 in United States treasury securities, which matured on October 8, 2015, and $5,291 of cash equivalents. On October 8, 2015, upon the maturity of the Company’s U.S. Treasury Bills, the Company received $81,306,000 in proceeds. As of December 31, 2014, investment securities held in the Trust Account consisted solely of $81,339,095 of cash equivalents.

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

The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2015 are as follows:

Held-to-maturity:	Carrying Amount	Gross unrealized Holding Gains	Fair Value
U.S. Treasury Bills	$81,305,459	$541	$81,306,000

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Significant Accounting Policies, continued

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Common shares subject to possible redemption of 7,439,153 and 7,563,316 for the three months ended September 30, 2015 and 2014, respectively, and 7,439,153 and 7,563,316 for the nine months ended September 30, 2015 and 2014, respectively, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 8,522,125 shares of the Company’s common stock and (ii) 420,000 shares of common stock and warrants to purchase 420,000 common shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or for the nine months ended September 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2015 through the date which these financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 4 — Merger Agreement

On September 6, 2015, Cambridge, Holdco, Ability and the Shareholders entered into the Merger Agreement.

The Merger Agreement provides for (i) the merger of Cambridge with and into Holdco, with Holdco surviving and becoming a new public company and (ii) the subsequent exchange of 100% of the ordinary shares of Ability by the Shareholders for ordinary shares of Holdco. Under the Merger Agreement, the Shareholders will receive their pro rata portion of: (i) 17,173,267 ordinary shares of Holdco; (ii) $18,150,000 in cash; and (iii) an additional number of ordinary shares of Holdco to be issued upon and subject to Ability achieving certain net income targets following the share exchange, as describe below. Of the shares to be issued, 16,693,267 ordinary shares will be issued to the Shareholders (of which 480,000 will be placed in escrow to be used as consideration for the purchase of the joint venture partner) and 480,000 shares will be issued to Migdal Underwriting and Business Initiatives Ltd.

The Shareholders will be entitled to receive additional Holdco shares based on Ability’s achievement of specified net income targets in the fiscal years ending December 31, 2015, 2016, 2017 and 2018. The following table sets forth the net income targets and the number of Holdco shares issuable to the Shareholders upon the achievement of such targets:

Year ending December 31,	Net Income Target	Number of Holdco Shares
2015	$27,000,000	3,600,000
2016	$40,000,000	1,850,000
2017	$60,000,000	2,000,000
2018	$80,000,000	1,000,000

In the event that Holdco fails to satisfy the net income target for any fiscal year but net income for such fiscal year is ninety percent (90%) or more of the net income target for such fiscal year, then Holdco shall issue to the Shareholders, in the aggregate, such number of Holdco shares equal to the product obtained by (x) the number of Holdco shares that would have been issued to the Shareholders had the net income target been achieved multiplied by (y) the quotient obtained by (A) the net income for such fiscal year divided by (B) the net income target for such fiscal year. For illustration, if the net Income for the 2015 fiscal year equals $24,300,000, the number of Holdco shares issuable to the Shareholders for the 2015 net income target shall equal 3,240,000 Holdco shares.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Merger Agreement, continued

In the event that Holdco fails to satisfy the 2015 net income target but satisfies the 2016 net income target, then Holdco shall issue to the Shareholders, in addition to the Holdco shares required to be issued by Holdco as a result of Holdco achieving the 2016 net income target, the Holdco shares relating to the net income target. In addition, (i) if Holdco fails to satisfy the 2015 net income target but net income for such fiscal year is ninety percent (90%) or more of the 2015 net income target and net income for 2016 is a higher percentage of the 2016 net income target, then Holdco shall issue to the Shareholders, in addition to the pro rata Holdco shares required to be issued for the 2016 net income target, such number of Holdco shares for 2015 based on the difference between the percentage of net income for 2016 as compared to the 2016 net income Target and the Net Income for 2015 as compared to the 2015 Net Income target, or (ii) if Holdco fails to satisfy the 2015 net income target and net income for such fiscal year is less than ninety percent (90%) of the 2015 net income target but net income for 2016 is ninety percent (90%) or more of the 2016 net income target, then Holdco shall issue to the Shareholders, in addition to the pro rata of the Holdco shares relating to the 2016 net income target, such number of Holdco shares for 2015 based on the same percentage of net income for 2016 as compared to the 2016 net income target.

Under the Merger Agreement, each of the Shareholders shall have the right, on one occasion during the 90 day period following the second anniversary of the closing of the merger, to put to Holdco all or part of his pro rata portion of 1,173,267 ordinary shares of Holdco he receives in the share exchange for an amount in cash equal to (1) (x) the number of shares being put multiplied by (y) $10.10 per share plus (2) his pro rata portion of interest, if any, and subject to the pre-ruling granted by the Israel Tax Authority, as generated in the put option escrow account as described below. $11,850,000 shall be deposited into an escrow account, referred to as the put option escrow account, by Holdco at closing of the merger to fund the payment of the purchase price for the put if it is exercised.

Ability will declare and pay a dividend to the Shareholders of $11 million prior to the closing of the merger, which dividend shall be paid from the retained earnings of Ability.

Upon the consummation of the transactions described herein, assuming approval of Cambridge stockholders at a special meeting to be called for such purpose, Holdco will be the new public entity and will change its name to a name to be determined by the parties prior to closing.

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

(Unaudited)

Note 5 — Public Offering and Private Placement, continued

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

In connection with the closing of the Offering, the Company sold to the underwriter and its designees, for $100, unit purchase options to purchase up to a total of 420,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $4,200,000) commencing on the consummation of a Business Combination. The unit purchase option expires on December 17, 2018. The units issuable upon exercise of these options are identical to the Units sold in the Offering. The holders of the unit purchase options have demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

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

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Commitments and Contingencies

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (the “Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on December 17, 2013. During the three and nine months ended September 30, 2015, the Company has accrued $30,000 and $90,000 to the aforementioned Affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party. As of September 30, 2015, the Company included in Accrued Expenses – Related Party $139,199 due to the Affiliate representing the unpaid portion of the administrative fee along with unpaid reimbursable expenses.

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

The complaint generally alleged, among other things, that the members of the Cambridge board of directors breached their fiduciary duties to Cambridge stockholders by approving the Parakou Mergers. The complaint also alleged that there were various conflicts of interest in the transaction and that such conflicts of interest were not adequately disclosed to stockholders in the definitive proxy statement/prospectus that the Company filed with the SEC on March 27, 2015 (the “Proxy Statement/Prospectus”). The Action sought injunctive relief, damages and reimbursement of costs, among other remedies.

On April 9, 2015, the plaintiff in the Action filed a motion for a preliminary injunction seeking to enjoin temporarily the closing of the Mergers. On April 15, 2015, the circuit judge set a hearing date of April 17, 2015 for an emergency hearing on the motion for preliminary injunction.

The Company, under the advice of legal counsel, believed that the Action was without merit and that no further disclosure was required to supplement the Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on April 16, 2015, defendants in the Action entered into a Memorandum of Understanding regarding the settlement of claims asserted in the Action and on April 17, 2015, the plaintiff in the Action filed a notice of withdrawal of its emergency motion for preliminary injunction and unopposed motion to cancel the hearing. Shortly thereafter the Company terminated the Mergers with Parakou and the plaintiff took no further action.

On October 15, 2015, the plaintiff filed an amended complaint against Cambridge, Holdco, the members of Cambridge’s board of directors and Ability.

The amended complaint generally alleges, among other things, that the members of the Cambridge board of directors breached their fiduciary duties to Cambridge stockholders by approving the contemplated merger with Ability and that Ability is aiding and abetting the Cambridge board of directors in the alleged breaches of their fiduciary duties. The complaint also alleges that Cambridge was obligated to liquidate on June 23, 2015 and redeem the outstanding public shares from the funds held in the trust fund and that the efforts to violate Cambridge’s amended and restated certificate of incorporation are ultra vires and therefore void acts. The complaint further alleges that Cambridge’s directors have various conflicts of interest in the transaction and that such conflicts of interest are not adequately disclosed to stockholders in the definitive proxy statement/prospectus that the Company filed with the SEC on September 17, 2015 (the “Proxy Statement/Prospectus”). The Action seeks injunctive relief, damages and reimbursement of fees and costs, among other remedies.

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At September 30, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

CAMBRIDGE CAPITAL ACQUISITION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Commitments and Contingencies, continued

Legal Matters

The Company has engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, the Company has agreed to pay the law firm $3,000 per month plus additional legal fees not to exceed $100,000 per calendar year. Of this amount, $148,000 has been included in accrued expenses as of September 30, 2015. The Company will also pay the law firm an additional cash fee for its services, contingent upon the consummation of a Business Combination. If a Business Combination does not occur, the Company will not be required to pay this contingent fee. As of September 30, 2015, the Company estimates the amount of this contingent fee to be approximately $700,000. There can be no assurance that the Company will complete the merger with Ability or any other Business Combination.

Promissory Notes

On March 6, 2015, June 8, 2015, August 3, 2015 and August 26, 2015, the Company issued the Notes to Benjamin Gordon to evidence loans of $70,000, $100,000, $100,000 and $80,000, respectively, made by Mr. Gordon to the Company. The Notes bear no interest and the principal balance is due and payable upon the consummation of a Business Combination. Furthermore, at the consummation of a Business Combination, Mr. Gordon has the option to convert any or all of the Notes into additional Private Units of the Company at a rate of $10.00 per Private Unit.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2015, there are no shares of preferred stock issued or outstanding.

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

At September 30, 2015, 3,095,472 shares of the Company’s common stock were issued and outstanding, excluding 7,439,153 shares subject to possible conversion or tender. At December 31, 2014, 2,997,859 shares of the Company’s common stock were issued and outstanding, excluding 7,536,766 shares subject to possible conversion. The Sponsors Shares were placed into an escrow account maintained by Continental Stock Transfer and Trust Company, acting as escrow agent. Subject to certain limited expectations, these shares will not be transferable during the escrow period. Such shares will be released from escrow on the first anniversary of the closing date of the initial Business Combination, or earlier upon the occurrence of certain events.

Item 2. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “Cambridge,” “we”, “us”, “our” or the “Company” are to Cambridge Capital Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a Delaware blank check company incorporated on October 1, 2013 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses or entities (a “Business Combination”).

Merger Agreement

On September 6, 2015, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Cambridge Holdco Corp., our wholly-owned subsidiary (“Holdco”), Ability Computer & Software Industries Ltd., an Israeli company (“Ability”) and Ability’s shareholders.

The Merger Agreement provides for (i) the merger of Cambridge with and into Holdco, with Holdco surviving and becoming a new public company and (ii) the subsequent exchange of 100% of the ordinary shares of Ability by its shareholders for ordinary shares of Holdco. Under the Merger Agreement, the Ability shareholders will receive their pro rata portion of: (i) 17,173,267 ordinary shares of Holdco; (ii) $18,150,000 in cash; and (iii) an additional number of ordinary shares of Holdco to be issued upon and subject to Ability achieving certain net income targets following the share exchange, as describe below. Of the shares to be issued, 16,693,267 ordinary shares will be issued to the Ability shareholders (of which 480,000 will be placed in escrow to be used as consideration for the purchase of the joint venture partner) and 480,000 shares will be issued to Migdal Underwriting and Business Initiatives Ltd.

The Ability shareholders will be entitled to receive additional Holdco shares based on Ability’s achievement of specified net income targets in the fiscal years ending December 31, 2015, 2016, 2017 and 2018. The following table sets forth the net income targets and the number of Holdco shares issuable to the Ability shareholders upon the achievement of such targets:

Year ending December 31,	Net Income Target	Number of Holdco Shares
2015	$27,000,000	3,600,000
2016	$40,000,000	1,850,000
2017	$60,000,000	2,000,000
2018	$80,000,000	1,000,000

In the event that Holdco fails to satisfy the net income target for any fiscal year but net income for such fiscal year is ninety percent (90%) or more of the net income target for such fiscal year, then Holdco shall issue to the Ability Shareholders, in the aggregate, such number of Holdco shares equal to the product obtained by (x) the number of Holdco shares that would have been issued to the Ability Shareholders had the net income target been achieved multiplied by (y) the quotient obtained by (A) the net income for such fiscal year divided by (B) the net income target for such fiscal year. For illustration, if the net Income for the 2015 fiscal year equals $24,300,000, the number of Holdco shares issuable to the Ability Shareholders for the 2015 net income target shall equal 3,240,000 Holdco shares.

In the event that Holdco fails to satisfy the 2015 net income target but satisfies the 2016 net income target, then Holdco shall issue to the Ability Shareholders, in addition to the Holdco shares required to be issued by Holdco as a result of Holdco achieving the 2016 net income target, the Holdco shares relating to the net income target. In addition, (i) if Holdco fails to satisfy the 2015 net income target but net income for such fiscal year is ninety percent (90%) or more of the 2015 net income target and net income for 2016 is a higher percentage of the 2016 net income target, then Holdco shall issue to the Ability Shareholders, in addition to the pro rata Holdco shares required to be issued for the 2016 net income target, such number of Holdco shares for 2015 based on the difference between the percentage of net income for 2016 as compared to the 2016 net income Target and the Net Income for 2015 as compared to the 2015 Net Income target, or (ii) if Holdco fails to satisfy the 2015 net income target and net income for such fiscal year is less than ninety percent (90%) of the 2015 net income target but net income for 2016 is ninety percent (90%) or more of the 2016 net income target, then Holdco shall issue to the Ability Shareholders, in addition to the pro rata of the Holdco shares relating to the 2016 net income target, such number of Holdco shares for 2015 based on the same percentage of net income for 2016 as compared to the 2016 net income target.

Under the Merger Agreement, each of the Ability shareholders shall have the right, on one occasion during the 90 day period following the second anniversary of the closing of the merger, to put to Holdco all or part of his pro rata portion of 1,173,267 ordinary shares of Holdco he receives in the share exchange for an amount in cash equal to (1) (x) the number of shares being put multiplied by (y) $10.10 per share plus (2) his pro rata portion of interest, if any, and subject to the pre-ruling granted by the Israel Tax Authority, as generated in the put option escrow account as described below. $11,850,000 shall be deposited into an escrow account, referred to as the put option escrow account, by Holdco at closing of the merger to fund the payment of the purchase price for the put if it is exercised.

Ability will declare and pay a dividend to the Ability shareholders of $11 million prior to the closing of the merger, which dividend shall be paid from the retained earnings of Ability.

Upon the consummation of the transactions described herein, assuming approval of our stockholders at a special meeting to be called for such purpose, Holdco will be the new public entity and will change its name to a name to be determined by the parties prior to closing.

The consummation of the transactions is subject to the receipt of required approval by our stockholders, as well as the fulfillment of certain other customary conditions. There can be no assurance that the transaction will be consummated.

Critical Accounting Policy

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015 and December 31, 2014, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

We incurred net losses of $444,974 and $223,224 for the three months ended September 30, 2015 and 2014, respectively, and net losses of $1,012,497 and $678,459 for the nine months ended September 30, 2015 and 2014, respectively. Costs incurred during the reporting periods consisted primarily of legal and professional fees associated with compliance with our reporting obligations as a public company, our efforts to locate a suitable target Business Combination candidate, and performing due diligence on such candidates. During the three months ended September 30, 2015 and 2014, we also incurred $30,000 and $30,000, respectively, and $90,000 and $90,000 for the nine months ended September 30 2015 and 2014, respectively, of office expenses payable to Cambridge Capital LLC, a related party. Until we consummate a Business Combination, we will not have revenues.

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

As of September 30, 2015, we had $47,947 in our operating bank accounts and $81,310,750 in restricted investments and cash equivalents held in trust to be used for an initial Business Combination or to repurchase or convert our common shares. As of September 30, 2015, $5,750 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn by us as described above. Through November 11, 2015, we have withdrawn $40,108 from the interest income on the trust account to fund our working capital and tax obligations.

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

Commencing on December 17, 2013 and ending upon the consummation of a Business Combination or our liquidation, we began incurring a fee payable to Cambridge Capital LLC of $10,000 per month for providing us with office space and certain general and administrative services. During the three and nine months ended September 30, 2015, the Company has accrued $30,000 and $90,000 to the aforementioned affiliate, which is reflected in the Statement of Operations as Office Expense - Related Party.

We have engaged a law firm to assist us with our legal matters in identifying, negotiating, and consummating a Business Combination as well as assisting with other legal matters. In connection with the engagement, we have agreed to pay the law firm $3,000 per month plus additional legal fees not to exceed $100,000 per calendar year. Of this amount, $148,000 is included in accrued expenses as of September 30, 2015. We will also pay the law firm an additional cash fee contingent upon the consummation of a Business Combination. If a Business Combination does not occur, we will not be required to pay this fee. As of September 30, 2015, we estimate the amount of this fee to be approximately $700,000. There can be no assurance that we will complete the merger with Ability or any other Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1+ Years
Fee payable to Cambridge Capital LLC for office space and general and administrative services	$30,000	$30,000	$-
TOTAL	$30,000	$30,000	$-

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company, under the advice of legal counsel, believed that the Action was without merit and that no further disclosure was required to supplement the Proxy Statement/Prospectus under applicable laws. However, to eliminate certain burdens, expenses and uncertainties, on April 16, 2015, defendants in the Action entered into a Memorandum of Understanding regarding the settlement of claims asserted in the Action and on April 17, 2015, the plaintiff in the Action filed a notice of withdrawal of its emergency motion for preliminary injunction and unopposed motion to cancel the hearing. Shortly thereafter the Company terminated the Mergers with Parakou and the plaintiff took no further action.

On October 15, 2015, the plaintiff filed an amended complaint against Cambridge, Holdco, the members of Cambridge’s board of directors and Ability.

The amended complaint generally alleges, among other things, that the members of the Cambridge board of directors breached their fiduciary duties to Cambridge stockholders by approving the contemplated merger with Ability and that Ability is aiding and abetting the Cambridge board of directors in the alleged breaches of their fiduciary duties. The complaint also alleges that Cambridge was obligated to liquidate on June 23, 2015 and redeem the outstanding public shares from the funds held in the trust fund and that the efforts to violate Cambridge’s amended and restated certificate of incorporation are ultra vires and therefore void acts. The complaint further alleges that Cambridge’s directors have various conflicts of interest in the transaction and that such conflicts of interest are not adequately disclosed to stockholders in the definitive proxy statement/prospectus that the Company filed with the SEC on September 17, 2015 (the “Proxy Statement/Prospectus”). The Action seeks injunctive relief, damages and reimbursement of fees and costs, among other remedies.

The Company believes that it is reasonably possible that the Action could result in a material loss. However, the Company is not able to estimate the amount. At September 30, 2015, no amounts have been accrued on the Company’s condensed consolidated financial statements in connection with this Action.

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

We paid a total of $2,616,250 in underwriting discounts and $507,525 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $82,097,475 (which includes the $4,721,250 we received from the private placement), of which $81,305,000 was deposited into the trust account. The remaining proceeds of $792,475 became available to be used as working capital to provide for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses. Additionally, we incur $10,000 per month to Cambridge Capital LLC for general and administrative services. As of September 30, 2015, we had accrued $139,199 due to Cambridge Capital LLC representing the unpaid portion of the administrative fee and unpaid reimbursable expenses.

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

Through November 11, 2015, we have withdrawn $40,108 from the interest income earned on the trust account for our working capital and tax obligations.

On March 6, 2015, June 8, 2015, August 3, 2015 and August 26, 2015 the Company issued Notes to Benjamin Gordon, our Chief Executive Officer, to evidence loans of $70,000, $100,000, $100,000 and $80,000, respectively, made by Mr. Gordon to us, to be either repaid or converted to sponsors’ Units upon a Business Combination.

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

Date: November 13, 2015	CAMBRIDGE CAPITAL ACQUISITION CORPORATION

	By:	/s/ Benjamin Gordon
	Name:	Benjamin Gordon
	Title:	Chief Executive Officer and Director

